Form 10QSB
period 2007-03-31
Loreto CORP
filed 2007-05-10
CIK 1380412

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                           The Securities Act of 1934


                  For the Quarterly Period ended March 31, 2007

                        Commission File Number 333-140148


                               LORETO CORPORATION
                 (Name of small business issuer in its charter)


        Nevada                                                  20-5308449
(State of Incorporation)                                (IRS Employer ID Number)


                               415 Laurel St. #219
                               San Diego, CA 92101
                   Telephone (775) 352-4165 Fax (775) 201-0195
          (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 9,500,000 shares of Common Stock issued and outstanding as of March 31, 2007.
Transitional Small Business Disclosure Format: Yes [ ] No [X]

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended December 31, 2006, previously filed in a Form SB-2 Registration Statement with the Securities and Exchange Commission.

                               LORETO CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        March 31,           Dec 31,
                                                                          2007               2006
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 15,898           $  8,623
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      15,898              8,623

OTHER ASSETS
  Lease Deposits &                                                           500                500
  Prepaid Expenses                                                           750
                                                                        --------           --------
TOTAL OTHER ASSETS                                                         1,250                500

                                                                        $ 17,148           $  9,123
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from Director                                                       1,000
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  1,000                 --
                                                                        --------           --------

TOTAL LIABILITIES                                                          1,000                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0015 par value, 75,000,000 shares
   authorized; 9,500,000 shares and 5,000,000 shares
   issued and outstanding as of March 31, 2007 and
   December 31, 2006 respectively)                                        14,250              7,500
  Additional paid-in capital                                              13,750              2,500
  Deficit accumulated during exploration stage                           (11,852)              (877)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      16,148              9,123
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 17,148           $  9,123
                                                                        ========           ========

                             See Accompanying Notes

                               LORETO CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                   June 28, 2006
                                              Three Months           (inception)
                                                 Ended                through
                                                March 31,             March 31,
                                                  2007                  2007
                                              -----------           -----------
REVENUES
  Revenues                                    $        --           $        --
                                              -----------           -----------
TOTAL REVENUES                                         --                    --

OPERATING COSTS
  Administrative Expenses                           2,750                 3,627
  Professional Fees                                 8,225                 8,225
                                              -----------           -----------
TOTAL OPERATING COSTS                              10,975                11,852
                                              -----------           -----------

NET INCOME (LOSS)                             $   (10,975)          $   (11,852)
                                              ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE               $     (0.00)
                                              ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      6,467,391
                                              ===========

                             See Accompanying Notes

                               LORETO CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                     June 28, 2006
                                                                   Three Months       (inception)
                                                                      Ended             through
                                                                     March 31,          March 31,
                                                                       2007               2007
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(10,975)          $(11,852)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                             1,000              1,000
    Increase (decrease) in Due to Director                                 --                 --
                                                                     --------           --------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (9,975)           (10,852)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                 --                 --
                                                                     --------           --------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              6,750             14,250
  Additional paid-in capital                                           11,250             13,750
                                                                     --------           --------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            18,000             28,000
                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH                                         8,025             17,148

CASH AT BEGINNING OF PERIOD                                             9,123                 --
                                                                     --------           --------

CASH AT END OF PERIOD                                                $ 17,148           $ 17,148
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --
                                                                     ========           ========
  Income Taxes                                                       $     --           $     --
                                                                     ========           ========

                             See Accompanying Notes

                               LORETO CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Corporation (the Company) was incorporated on June 28, 2006 in the State of Nevada. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is pursuing their business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops.

The Company is in the development stage in accordance with SFAS No.7 "Accounting and Reporting by Development Stage Enterprises". Its activities to date have been limited to capital formation, organization and development of its business plan; it has begun its initial steps in its plan of operation and signed a retail lease that commenced on November 1, 2006 and has begun the design of cards with colors, artists' renderings and prose content. The Company has raised $28,000 through the sale of its common stock. The sole officer and director purchased 5,000,000 shares at $.002 for a total of $10,000 and 4,500,000 shares at $.004 which were issued pursuant to an SB-2 Registration Statement for a total of $18,000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 28, 2006 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                               LORETO CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from June 28, 2006 (date of inception) to March 31, 2007 and generated no revenues and loss of $10,975. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $15,898 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities, and as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                               LORETO CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

Magdalena Cruz, sole officer and director of the Company, was not paid for any underwriting services that she performed on behalf of the Company with respect to the Company's SB-2 offering.

As of March 31, 2007, Magdalena Cruz, the sole officer and director of the Company, has loaned the Company $1,000 for which there is no specific terms of repayment and does not generate interest.

NOTE 6. INCOME TAXES

                                                            As of March 31, 2007
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $(10,975)
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                           0
     Valuation allowance                                            10,975
                                                                  --------

     Net deferred tax assets                                      $      0
                                                                  ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2007, the Company has net operating loss carryforward of $10,975. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123, "Share-Based Payment". Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

                               LORETO CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 8. STOCK TRANSACTIONS (Continued)

On October 3, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.002 per share for a total of $10,000.

During March 2007 the Company issued a total of 4,500,000 shares of common stock to 36 non-affiliated shareholders for cash in the amount of $0.004 per share for a total of $18,000 pursuant to their SB-2 Registration Statement which became effective on February 23, 2007.

As of March 31, 2007 the Company had 9,500,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

Common stock, $ 0.0015 par value: 50,000,000 shares authorized; 9,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

RESULTS OF OPERATIONS

Our cash in the bank at March 31, 2007, was $15,898. In order to satisfy our cash requirements we were required to complete our offering of up to 4,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on February 23, 2006. The offering was completed and closed of the offering on March 9, 2007 for total proceeds of $18,000.

Subsequent to our March 31, 2007 financial statements we obtained a listing for trading on the Over-the-Counter Bulletin Board on May 2, 2007 under the symbol LRTC. There has been no active trading market established as of the date of this report.

For the period from inception (June 28, 2006) to March 31, 2007, we had no revenues and incurred net operating losses of $10,975, consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through March 31, 2007, was $28,000, raised from the private sale of stock to our officer and director and to 36 independent individuals.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 3 of our financial statements.

PLAN OF OPERATION

Loreto Corporation is a development stage company that has no operations, no revenue, no financial backing and limited assets. We intend to market and sell greeting cards in retail locations throughout Mexico. We intend to market and sell greeting cards, wrapping paper, stationery products and collectibles. Our plan is to open retail stores throughout Mexico in shopping malls and urban centers to sell paper based products to the general public. We intend to design and print branded greeting cards and paper goods, as well as licensed products.

As of the date of this filing, we have taken the following steps: developed our business plan, determined the market in which we intend to open our first retail location as Playas De Tijuana, Baja California, Mexico. Loreto Corporation has signed a commercial lease agreement which commenced on November 1, 2006 and will continue month-to-month thereafter until canceled upon 30 days prior notice by either party. We paid a deposit of $500.00 for the location. The monthly rent, including utilities, is $250.00.

COMPLETED MILESTONES:

THROUGH MARCH 31, 2007:

We conducted our own research to determine the best location for reaching our proposed target customers and secured our first retail location in an area with a high level of shopper traffic. We have a lease for the retail space for $250 per month. We have been conducting research on card designs and written content. We have finalized the retail space design. Our sole officer/director is paid $500 per month for her services. We have begun the actual design of cards, colors, artist renderings and prose content. Our estimate for our first phase of card production is to have approximately 200 original designs for multiple occasions and purposes, along with all artist renderings, and related prose content. The design and production phases of our cards have taken longer than our original plan due to the fact we wish to have only quality cards for sale with appealing components necessary to compete in the retail marketplace.

PROPOSED MILESTONES TO ACHIEVE BUSINESS PLAN SALES:

Our director has outlined the following milestones for our business plan. They are estimates only. The number of employees, remodeling costs, inventory and other projected milestones are approximations only, and are subject to adjustments based upon the requirements of the business and costs of those requirements.

APRIL & MAY 2007:

We will begin the selection of vendors and printers needed to begin production of our card products. Interviews with potential sales staff will be conducted.

JUNE 2007:

We will begin the remodeling phase of our retail location. We have budgeted $750 for printing of our initial card inventory. We will begin our pre-opening marketing and advertising at a cost of $500.

JULY 2007:

We intend to complete the remodeling of our retail store. We will hire one sales staff person at a cost of $500 per month. We will spend $750 on printing of cards to build our inventory. We will continue our pre-opening marketing and advertising at a cost of $500.

AUGUST 2007:

We intend to hire a second employee to handle inventory control, bookkeeping, and part-time sales for $500 per month. We will spend $750 on printing of cards to complete our initial card inventory. We will complete our pre-opening marketing and advertising at a cost of $500. We intend to open our first retail outlet and sales will begin in the month of August.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 28, 2006 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, SEC File Number 333-140148, on the SEC website at www.sec.gov:

     Exhibit
     Number                             Description
     ------                             -----------
       3.1      Articles of Incorporation*
       3.2      Bylaws*
      31.1      Sec. 302 Certification of Chief Executive and Financial Officer
      32.1      Sec. 906 Certification of Chief Executive and Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2007                         Loreto Corporation


                                    By: /s/ Magdalena Cruz
                                        ----------------------------------------
                                        Magdalena Cruz, Director, President,
                                        Treasurer, Principal Executive Officer,
                                        Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

May 9, 2007                         Loreto Corporation


                                    By: /s/  Magdalena Cruz
                                       -----------------------------------------
                                       Magdalena Cruz, Director, President,
                                       Treasurer, Principal Executive Officer,
                                       Principal Financial Officer