Form 10QSB
period 2007-06-30
Loreto CORP
filed 2007-08-14
CIK 1380412

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of
The Securities Act of 1934

For the Quarterly Period ended June 30, 2007

Commission File Number 333-140148

LORETO CORPORATION
(Name of small business issuer in its charter)

Nevada	20-5308449
(State of Incorporation)	(IRS Employer ID Number)

415 Laurel St. #219
San Diego, CA 92101
Telephone (775) 352-4165 Fax (775) 201-0195
(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 12,500,000 shares of Common Stock issued and outstanding as of August 9, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

LORETO CORPORATION
(A Development Stage Company)
Balance Sheets

	As of	As of
	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$2,062	$8,623

Total Current Assets	2,062	8,623

Other Assets
Lease Deposits &	500	500
Prepaid Expenses
Total Other Assets	500	500

	$2,562	$9,123

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Loan from Director	4,200

Total Current Liabilities	4,200	-

Total Liabilities	4,200	-

Stockholders' Equity (Deficit)
Common stock, ($0.0015 par value, 75,000,000 shares
authorized; 9,500,000 shares and 5,000,000 shares issued and outstanding
as of June 30, 2007 and December 31, 2006 respectively)	14,250	7,500
Additional paid-in capital	13,750	2,500
Deficit accumulated during exploration stage	(29,638)	(877)

Total Stockholders' Equity (Deficit)	(1,638)	9,123

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$2,562	$9,123

See Accompanying Notes and Accountant's Report

LORETO CORPORATION
(A Development Stage Company)
Statements of Operations

			June 28, 2006
	Three Months	Six Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2007	2007	2007

Revenues

Revenues	$	$-	$-

Total Revenues		-	-

Operating Costs
Administrative Expenses	15,936	18,686	19,563
Professional Fees	1,850	10,075	10,075

Total Operating Costs	17,786	28,761	29,638

Net Income (Loss)	(17,786)	$(28,761)	$(29,638)

Basic earnings (loss) per share		$(0.00)

Weighted average number of
common shares outstanding	9,500,000	7,219,346

LORETO CORPORATION
(A Development Stage Company)
Statements of Cash Flows

		June 28, 2006
	Six Months	(inception)
	Ended	through
	June 30,	June 30,
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(28,761)	$(29,638)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in Other Assets	(500)	(500)
Increase (decrease) in Accounts Payable	4,200	4,200
Increase (decrease) in Due to Director	-	-

Net cash provided by (used in) operating activities	(25,061)	(25,938)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	6,750	14,250
Additional paid-in capital	11,250	13,750

Net cash provided by (used in) financing activities	18,000	28,000

Net increase (decrease) in cash	(7,061)	2,062

Cash at beginning of period	9,123	-

Cash at end of period	$2,062	$2,062

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

See Accompanying Notes and Accountant's Report

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Corporation (the Company) was incorporated on June 28, 2006 in the State of Nevada. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is pursuing their business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops.

The Company’s activities to date have been limited to capital formation, organization and development of its business plan; it has begun its initial steps in its plan of operation and signed a retail lease that commenced on November 1, 2006 and has begun the design of cards with colors, artists’ renderings and prose content. The Company has raised $28,000 through the sale of its common stock. The sole officer and director purchased 5,000,000 shares at $.002 for a total of $10,000 and 4,500,000 shares at $.004 which were issued pursuant to an SB-2 Registration Statement for a total of $18,000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 28, 2006 (date of inception).

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

e. Income Taxes

Income taxes are provided in accordance with SFAS No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant operations during the period from June 28, 2006 (date of inception) to June 30, 2007 and generated no revenues and loss of $29,638. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

Magdalena Cruz, the sole officer and director of the Company may, in the future, become involved in other business opportunities, and as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

She was not paid for any underwriting services that she performed on behalf of the Company with respect to the Company’s SB-2 offering.

As of June 30, 2007, she has loaned the Company $4,200 for which there is no specific terms of repayment and does not generate interest.

NOTE 6. INCOME TAXES

As of June 30, 2007

Deferred tax assets:
Net operating tax carryforwards	$(28,761)
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	28,761

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2007, the Company has net operating loss carryforward of $28,761. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123, “Share-Based Payment”. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On October 3, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.002 per share for a total of $10,000.

NOTE 8. STOCK TRANSACTIONS (continued)

During March 2007 the Company issued a total of 4,500,000 shares of common stock to 36 non-affiliated shareholders for cash in the amount of $0.004 per share for a total of $18,000 pursuant to a SB-2 Registration Statement which became effective on February 23, 2007.

As of June 30, 2007 the Company had 9,500,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2007:

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

RESULTS OF OPERATIONS

Our cash in the bank at June 30, 2007, was $2,062. In order to satisfy our cash requirements we were required to complete our offering of up to 4,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on February 23, 2006. The offering was completed and closed of the offering on March 9, 2007 for total proceeds of $18,000.

We have obtained a listing for trading on the Over-the-Counter Bulletin Board on May 2, 2007 under the symbol LRTC. There has been no active trading market established as of the date of this report.

For the period from inception (June 28, 2006) to June 30, 2007, we had no revenues and incurred net operating losses of $29,638, consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through June 30, 2007, was $28,000, raised from the private sale of stock to our officer and director and to 36 independent individuals.

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

As of the date of this filing, we have taken the following steps: developed our business plan, determined the market in which we intend to open our first retail location as Playas De Tijuana, Baja California, Mexico. Loreto Corporation has signed a commercial lease agreement which commenced on November 1, 2006 and will continue month-to-month thereafter until canceled upon 30 days prior notice by either party. We paid a deposit of $500.00 for the location. The monthly rent including utilities is $250.

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

APRIL AND MAY 2007:

We began the selection of vendors and printers needed to begin production of our card products. Interviews with potential sales staff have been conducted.

JUNE 2007:

We began the remodeling phase of our retail location. We have budgeted $750 for printing of our initial card inventory. We began our pre-opening marketing and advertising at a cost of $500.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Exhibit
Number	Description

31.1	Sec. 302 Certification of Chief Executive Officer

31.2	Sec. 302 Certification of Chief Financial Officer(1)

32.1	Sec. 906 Certification of Chief Executive Officer

32.2	Sec. 906 Certification of Chief Financial Officer(2)

(1) Incorporated by reference to Exhibit 31.1

(2) Incorporated by reference to Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007	Loreto Corporation

	By:	/s/ Magdalena Cruz
Magdalena Cruz, Director, President, Treasurer, Principal Executive Officer, Principal Financial Officer