Form 10QSB
period 2007-09-30
Loreto CORP
filed 2007-11-14
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-140148

LORETO CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	20-5308449
(State of Incorporation)	(IRS Employer Identification No.)

 415 Laurel St. #219
San Diego, CA 92101
(775) 352-4165
(Address of principal executive offices and telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 12,500,000 shares of common stock issued and outstanding as of October 31, 2007.

Transitional Small Business Disclosure Format: Yes ☐No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Loreto Corporation (the “Company”) required to be filed with this Quarterly Report on Form 10-QSB were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended December 31, 2006, previously filed in a Registration Statement on Form SB-2 with the Securities and Exchange Commission, File No. 333-140148.

Loreto Corporation

TABLE OF CONTENTS

PAGE #

Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5

Notes to Financial Statements	6 - 9

LORETO CORPORATION
(A Development Stage Company)
Balance Sheets
ASSETS

	As of	As of
	Sept 30, 2007	Dec 31, 2006
	(Unaudited)
Current Assets
Cash	$5,649	$8,623

Total Current Assets	5,649	8,623

Other Assets
Lease Deposits	500	500
Prepaid Expenses	-	-

Total Other Assets	500	500

TOTAL ASSETS	$6,149	$9,123

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from Director	13,200	-

Total Current Liabilities	13,200	-

Total Liabilities	13,200	-

Stockholders’ Equity (Deficit)
Common stock, ($0.0015 par value, 75,000,000 shares authorized;
12,500,000 shares and 5,000,000 shares issued and outstanding as of
September 30, 2007 and December 31, 2006, respectively)	18,750	7,500
Additional paid-in capital	13,750	2,500
Deficit accumulated during exploration stage	(39,551)	(877)

Total Stockholders’ Equity (Deficit)	(7,051)	9,123

TOTAL LIABILITIES &
STOCKHOLDERS’ EQUITY (DEFICIT)	$$6,149	$9,123

See Accompanying Notes and Accountant’s Report

LORETO CORPORATION
(A Development Stage Company)
Statements of Operations

			June 28, 2006
	Three Months	Nine Months	(inception)
	Ended	Ended	through
	Sept 30, 2007	Sept 30, 2007	Sept 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	8,014	26,699	27,576
Professional Fees	1,900	11,975	11,975

Total Operating Costs	9,914	38,674	39,551

Net Income (Loss)	(9,914)	$(38,674)	$(39,551)

Basic earnings (loss) per share	(0.00)	$(0.00)

Weighted average number of
common shares outstanding	12,467,391	7,963,215

See Accompanying Notes and Accountant’s Report

LORETO CORPORATION
(A Development Stage Company)
Statements of Cash Flows

		June 28, 2006
	Nine Months	(inception)
	Ended	through
	Sept 30, 2007	Sept 30, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(38,674)	$(39,551)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities	-	-

Changes in operating assets and liabilities:
(Increase) decrease in Other Assets	-	(500)
Increase (decrease) in Accounts Payable	13,200	13,200
Increase (decrease) in Due to Director	-	-

Net cash provided by (used in) operating activities	(25,474)	(26,851)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	11,250	18,750
Additional paid-in capital	11,250	13,750

Net cash provided by (used in) financing activities	22,500	32,500

Net increase (decrease) in cash	(2,974)	5,649

Cash at beginning of period	8,623	-

Cash at end of period	$5,649	$5,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-
Income Taxes	$-	$-

See Accompanying Notes and Accountant’s Report

LORETO CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Corporation (the “Company”) was incorporated on June 28, 2006 in the State of Nevada. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is pursuing their business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops.

The Company is in the development stage in accordance with SFAS No.7 “Accounting and Reporting by Development Stage Enterprises”. Its activities to date have been limited to capital formation, organization and development of its business plan; it has begun its initial steps in its plan of operation and signed a retail lease that commenced on November 1, 2006 and has begun the design of cards with colors, artists’ renderings and prose content. The Company has raised $28,000 through the sale of its common stock. The sole officer and director purchased 5,000,000 shares of the Company’s common stock at $.002 per share for a total of $10,000 and 3,000,000 shares at $.0015 per share for a total of $4,500, and 4,500,000 shares at $.004 per share were issued to non-affiliated investors pursuant to an SB-2 Registration Statement for a total of $18,000.

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
September 30, 2007
(Unaudited)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant operations during the period from June 28, 2006 (date of inception) to September 30, 2007 and generated no revenues and loss of $39,551. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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
September 30, 2007
(Unaudited)
NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Magdalena Cruz, sole officer and director of the Company, was not paid for any underwriting services that she performed on behalf of the Company with respect to the Company’s SB-2 offering.

As of September 30, 2007, Magdalena Cruz, the sole officer and director of the Company, has loaned the Company $13,200 for which there is no specific terms of repayment and does not generate interest.

NOTE 6. INCOME TAXES

As of September 30, 2007

Deferred tax assets:
Net operating tax carryforwards	$13,447
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	13,447

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2007, the Company has net operating loss carryforward of $39,551.00. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

LORETO CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

During March 2007 the Company issued a total of 4,500,000 shares of common stock to 36 non-affiliated shareholders for cash in the amount of $0.004 per share for a total of $18,000 pursuant to their SB-2 Registration Statement which became effective on February 23, 2007.

On July 2, 2007, the Company issued 3,000,000 shares of common stock to Magdalena Cruz, its President and CEO, in exchange for her services in the amount of $0.0015 per share for a total of $4,500.

As of September 30, 2007 the Company had 12,500,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2007:

Common stock, $0.0015 par value: 50,000,000 shares authorized; 12,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Our cash in the bank at September 30, 2007, was $5,649.00. In order to satisfy our cash requirements we were required to complete our offering of up to 4,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on February 23, 2007. The offering was completed and closed on March 9, 2007 for total proceeds of $18,000.

We have obtained a listing for trading on the Over-the-Counter Bulletin Board on May 2, 2007 under the symbol LRTC. There has been no active trading market established as of the date of this report.

For the period from inception (June 28, 2006) to September 30, 2007, we had no revenues and incurred net operating losses of $39,551 consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through September 30, 2007, was $32,500 raised from the private sale of stock to our officer and director and to 36 independent individuals.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 3 of our financial statements.

In addition to taking the steps set forth below regarding our current business plan, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

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

APRIL & MAY 2007:

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

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit Number	Description
31.1	Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	Loreto Corporation

	By:	/s/ Magdalena Cruz
President, Treasurer, Principal Executive Officer, Principal Financial Officer