Form 10KSB
period 2007-12-31
Loreto CORP
filed 2008-03-31
CIK 1380412

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 333-140148

LORETO CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 Laurel St., #219, San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

(775) 352-4165

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Name of each Exchange on Which Registered: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of March 20, 2008 there were 4,500,000 issued and outstanding shares of our common stock, $.0015 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on March 20, 2008 was approximately $225,000 based on the average bid and asked price of our common stock on March 20, 2008, which was $.05 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,750,000 shares of common stock, $0.0015 par value, as of March 20, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Description of Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

  Business Development

We were incorporated in the State of Nevada on June 28, 2006. We were formed to market and sell greeting cards, wrapping paper, stationery products and collectibles in retail locations throughout Mexico. We planned to open retail stores throughout Mexico in shopping malls and urban centers to sell paper based products to the general public. We intended to design and print branded greeting cards and paper goods, as well as to sell licensed products.

As of the date of this filing, we took the following steps in the execution of our original business plan: We developed our business plan, determined the market in which we intended to open our first retail location, rented our first retail space and finalized its design, began the design of our cards including artist renderings and prose content and began the selection process for vendors and printers needed to begin production of our card products. We recently decided to redirect our business focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are currently looking for ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Research and Development

During the fiscal years ended December 31, 2007 and December 31, 2006 we made no expenditures on research and development.

Employees

As of March 20, 2008 our only employee is our sole executive officer.

ITEM 2.  DESCRIPTION OF PROPERTY

We utilize space at 415 Laurel St., #219, San Diego, CA 92101 provided to us on a rent free basis by our sole executive officer as our executive offices. Since November 2006, we have been leasing on a month-to-month basis a retail location in Playas De Tijuana, Baja California, Mexico for our legacy business. The rent for this space is $250 per month and we can terminate the lease on thirty days notice. We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are presently pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information.

As of May 2, 2007, our common stock has been quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol LRTC.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2007	$0.05	$0.05
September 30, 2007	$0.05	$0.05
June 30, 2007(1)	$0.05	$0.05
_____________________
  (1) From April 30, 2007, the first available date during this quarter.

Holders

As of March 20, 2008, there were 13 record holders of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

In July 2007 we issued 3,000,000 shares of our common stock to Magdalena Cruz in consideration of her services as our President, Chief Executive Officer, Chief Financial Officer and sole director, in the amount of $0.0015 par value per share for a total value of $4,500. The issuance of these shares to Ms. Cruz was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer.

On February 7, 2008, the Company received a $50,000 investment from an investor for the sale of 111,111 shares of its common stock at $0.45 per share.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

Use of Proceeds from Registered Securities

On February 23, 2007, our public offering registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (the “SEC”) (SEC file no. 333-140148). On March 9, 2007, the sale under this Form SB-2 of 4,500,000 common shares at a price of $0.004 per share for an aggregate of $18,000 was completed and the offering was closed. There was no underwriter involved in this public offering. We incurred estimated expenses to third parties of approximately $7,310 in connection with the preparation and filing of the Form SB-2, and net proceeds to us from this Form SB-2 offering were approximately $10,690. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.

ITEM 6.  PLAN OF OPERATION

We were incorporated in the State of Nevada on June 28, 2006. We were formed to market and sell greeting cards in retail locations throughout Mexico. We conducted minimal operations in this line of business and recently decided to refocus our business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

We have minimal operating costs and expenses at the present time due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm.	8

Balance Sheets as of December 31, 2007 and December 31, 2006	9

Statements of Operations for the years ended December 31, 2007 and December 31, 2006 and for the period from June 28, 2006 (inception) through December 31, 2007	10

Statement of Stockholders’ Deficit	11

Statement of Cash Flows for the years ended December 31, 2007 and December 31, 2006 and for the period from June 28, 2006 (inception) through December 31, 2007	12

Notes to Financial Statements	13

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Loreto Corporation

I have audited the accompanying balance sheet of Loreto Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the related statement of operations, stockholders’ equity and cash flows for the years then ended and the period from June 28, 2006 (inception), to December 31, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loreto Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended and from June 28, 2006 (inception) to December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington
March 6, 2008

Loreto Corporation
(A Development Stage Company)
Balance Sheet

	As of	As of
	Dec. 31	Dec. 31
	2007	2006
ASSETS

Current Assets
Cash	$805	$8,623
Total Current Assets	805	8,623

Other Assets
Lease Deposits	500	500

Total Other Assets	500	500

TOTAL ASSETS	$1,305	$9,123

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Loan from Director	$13,200	$
Total Current Liabilities	13,200	-

Total Liabilities	13,200	-

Stockholders' Equity

Common stock, ($0.0015 par value, 50,000,000 shares authorized;12,500,000 and 5,000,000 shares issued and outstanding as of December 31, 2007 & 2006 respectively	18,750	7,500
Additional paid-in capital	13,750	2,500
Deficit accumulated during Development stage	(44,395)	(877)
Total Stockholders' Equity	(11,895)	9,123

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,305	$9,123

See Notes to Financial Statements

Loreto Corporation
(A Development Stage Company)
Statement of Operations

			June 28, 2006
			(inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2007	2006	2006

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

General & Administrative Expenses	43,518	877	44,395
Total General & Administrative Expenses	(43,518)	(877)	(44,395)

Net Income (Loss)	$(43,518)	$(877)	$(44,395)

Basic earnings per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000

See Notes to Financial Statements

Loreto Corporation
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From June 28, 2006 (Inception) through December 31, 2007

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, June 28, 2006	-	$-	$-	$-	$-

Stock issued for cash on October 3, 2006 @ $0.002 per share	5,000,000	7,500	2,500	-	10,000

Net loss, December 31, 2006				(877)	(877)

Balance, December 31, 2006	5,000,000	$7,500	$2,500	$(877)	$9,123

Stock issued for cash on February 23, 2007 @ $0.004 per share	4,500,000	6,750	11,250	-	18,000

Stock issued for services on July 2, 2007 @ $0.0015 per share	3,000,000	4,500	-	-	4,500

Net loss, December 31, 2007				(43,518)	(43,518)

Balance, December 30, 2007	12,500,000	18,750	13,750	(44,395)	(11,895)

See Notes to Financial Statements

Loreto Corporation
(A Development Stage Company)
Statement of Cash Flows
	Year Ended December 31, 2007	Year Ended December 31, 2006	June 28, 2006 (inception) through December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(43,518)	$(877)	$(44,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease Lease Deposits		(500)	(500)
Increase(Decrease) Loan from Director	13,200		13,200
Net cash provided by (used in) operating activities	(30,318)	(1,377)	(31,695)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	11,250	7,500	18,750
Additional paid-in capital	11,250	2,500	13,750
Net cash provided by (used in) financing activities	22,500	10,000	32,500

Net increase (decrease) in cash	(7,818)	8,623	805

Cash at beginning of period	8,623	-	-

Cash at end of year	$805	$8,623	$805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest			$-

Income Taxes			$-

See Notes to Financial Statements

LORETO CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
Dec 31, 2007
(Audited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on June 28, 2006. We were formed to market and sell greeting cards, wrapping paper, stationery products and collectibles in retail locations throughout Mexico. We planned to open retail stores throughout Mexico in shopping malls and urban centers to sell paper based products to the general public. We intended to design and print branded greeting cards and paper goods, as well as to sell licensed products.

As of the date of this filing, we took the following steps in the execution of our original business plan: We developed our business plan, determined the market in which we intended to open our first retail location, rented our first retail space and finalized its design, began the design of our cards including artist renderings and prose content and began the selection process for vendors and printers needed to begin production of our card products. We recently decided to redirect our business focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are currently looking for ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

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

LORETO CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
Dec 31, 2007
(Audited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant operations during the period from June 28, 2006 (date of inception) to December 31, 2007 and generated no revenues and loss of $ 44,395.00. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

LORETO CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
Dec 31, 2007
(Audited)

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

As of December 31, 2007, Magdalena Cruz, the sole officer and director of the Company, has loaned the Company $13,200 for which there is no specific terms of repayment and does not generate interest.

NOTE 6. INCOME TAXES

As of December 31, 2007

Deferred tax assets:
Net operating tax carryforwards	$44,395
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	44,395

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of December 31, 2007, the Company has net operating loss carryforward of $44,395.00. Net operating loss carryforward expires twenty years from the date the loss was incurred.

LORETO CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
Dec 31, 2007
(Audited)

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

On July 2, 2007, the Company issued 3,000,000 shares of common stock, to Magdalena Cruz President and CEO in exchange for her services in the amount of $ 0.0015 per share for a total of $ 4,500.

As of December 31, 2007 the Company had 12,500,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $ 0.0015 par value: 50,000,000 shares authorized; 12,500,000 shares issued and outstanding.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Under the supervision and with the participation of our senior management, consisting of Magdalena Cruz, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

    Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On February 15, 2008 we issued 250,000 shares of our common stock to one of our existing stockholders (the “Shareholder”) pursuant to a Restricted Stock Purchase Agreement. The agreement provides for a purchase price $0.20 per share, or $50,000, which amount was paid in cash. The issuance of the shares to the Shareholder was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer. The Shareholder owns an additional 150,000 shares of our common stock, which were purchased in a privately negotiated transaction from one of our other shareholders.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS, CONTROL PERSONS AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of March 20, 2008, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Magdalena Cruz	President, Secretary, Director	53	October 1, 2006

The following is a brief account of the business experience during the past five years or more of our director and executive officer.

Magdalena Cruz has served as our sole officer and director since October 1, 2006. From 1994 to 2004, Ms. Cruz worked for ISSTE, Institute of Security and Social Services for the Workers of the State, where she was the Personnel Supervisor and managed daily staff operations. From 1976 to 1994, Ms. Cruz worked for Fonatur, the national agency for the promotion of tourism in Mexico where she designed and managed promotional campaigns for tourism. Ms. Cruz graduated from Preparatory School, Mexico City High, in 1972 and received a business degree from National De Mexico, Mexico City, in 1976.

Board of Directors

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date, due in part to the fact that we presently have only one director. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our sole director, Magdalena Cruz, serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

On March 28, 2008 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President /co Loreto Corporation at 415 Laurel St., #219, San Diego, CA 92101.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2007 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2007 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2007 that received annual compensation during the fiscal year ended December 31, 2007 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Magdalena Cruz,	2007	6,000	0	0	0	0	0	0	6,000
Chief Executive Officer	2006	0	0	0	0	0	0	0	0

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

In January 2007, we began to pay Magdalena Cruz, our sole officer and director, a salary of $500 per month. During the fiscal years ended December 31, 2007 and 2006, there were no other arrangements between us and our director that resulted in our making any other payments to our director for any services provided to us by her as director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 20, 2008 by

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock,

•	each of our directors,

•	each of our executive officers, and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Magdalena Cruz 415 Laurel St., #219 San Diego, CA 92101	Common Stock	8,000,000 shares (Direct)	62.7%

All executive officers and sole director as a group (1)	Common Stock	8,000,000 shares (Direct)	62.7%

(1)	Based upon 12,750,000 shares issued and outstanding as at March 20, 2008.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.  CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On October 3, 2006, we issued 5 million shares of our restricted common stock to Magdalena Cruz in consideration of cash in the amount of $0.002 per share for a total of $10,000. The issuance of these shares to Ms. Cruz was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer.

As of December 31, 2007, Magdalena Cruz, our sole officer and director, has loaned us $13,200 for which there are no specific terms of repayment and which does not generate interest.

In July 2007 we issued 3,000,000 shares of our common stock to Magdalena Cruz in consideration of her services as our President, Chief Executive Officer, Chief Financial Officer and sole director, in the amount of $0.0015 par value per share for a total value of $4,500. See “Item 5. - Recent Sales of Unregistered Securities” above.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 13.  EXHIBITS

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 28, 200 (1)

3.2	3.2	By-Laws of Registrant (1)

14	*	Code of Ethics

21	*	List of Subsidiaries

31.1/31.2	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

* Filed herewith.

(1)
Filed with the SEC on January 23, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-140148) on Form SB-2, which exhibit is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2007 and 2006 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006
Audit fees (1)	$6,500	$0
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	350
Total fees	$6,500	$350

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	LORETO CORPORATION

	By:	/s/ Magdalena Cruz
Magdalena Cruz,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Magdalena Cruz	President, Treasurer Chief	March 31, 2008
Magdalena Cruz	Executive Officer, Chief Financial and Accounting Officer

Board of Directors

/s/ Magdalena Cruz	Director	March 31, 2008
Magdalena Cruz