Form 10-Q
period 2008-03-31
Loreto CORP
filed 2008-05-15
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ྑ	Accelerated filer ྑ	Non-accelerated filer ྑ	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 12,750,000 shares of common stock issued and outstanding as of May 12, 2008.

LORETO CORPORATION

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements

	Balance Sheets (unaudited)	3

	Statements of Operations (unaudited)	4

	Statements of Cash Flows (unaudited)	5

	Notes to the Unaudited Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T	Controls and Procedures	13

Part II Other Information		14

Item 6	Exhibits	14

Signatures		15

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Loreto Corporation (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended December 31, 2007, previously filed on Form 10-KSB with the Securities and Exchange Commission (“SEC”), File No. 333-140148.

LORETO CORPORATION
(A Development Stage Company)
Balance Sheets
Unaudited
ASSETS

	As of	As of
	March 31,	Dec 31,
	2008	2007
Current Assets
Cash	$4,404	$805
Escrow Account	39,988

Total Current Assets	44,392	805

Other Assets
Lease Deposits &	500	500

Total Other Assets	500	500

	$44,892	$1,305

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Loan from Director	13,200	13,200

Total Current Liabilities	13,200	13,200

Total Liabilities	13,200	13,200

Stockholders' Equity (Deficit)
Common stock, ($0.0015 par value, 75,000,000 shares authorized; 12,750,000 shares and 12,500,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007 respectively)	19,125	18,750
Additional paid-in capital	63,375	13,750
Deficit accumulated during exploration stage	(50,808)	(44,395)

Total Stockholders' Equity (Deficit)	31,692	(11,895)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$44,892	$1,305

See Accompanying Notes and Accountant's Report

LORETO CORPORATION
(A Development Stage Company)
Statements of Operations
Unaudited

			June 28, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
General & Administrative Expenses	6,413	10,975	50,808

Total Operating Costs	6,413	10,975	50,808

Net Income (Loss)	$(6,413)	$(10,975)	$(50,808)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	12,648,352	6,467,391

See Accompanying Notes and Accountant's Report

LORETO CORPORATION
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			June 28, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,413)	$(10,975)	$(50,808)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Accounts Payable			(500)
Increase (Decrease) in Accounts Payable	-	1,000	13,200
Increase (Decrease) in Due to Director	-	-	-

Net cash provided by (used in) operating activities	(6,413)	(9,975)	(38,108)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	375	6,750	19,125
Additional paid-in capital	49,625	11,250	63,375
Escrow Account - Gottbetter & Partners	(39,988)		(39,988)

Net cash provided by (used in) financing activities	10,012	18,000	42,512

Net increase (decrease) in cash	3,599	8,025	4,404

Cash at beginning of period	805	9,123	-

Cash at end of period	$4,404	$17,148	$4,404

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes and Accountant's Report

LORETO CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

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

As of the date of this filing, we took the following steps in the execution of our original business plan: We developed our business plan, determined the market in which we intended to open our first retail location, rented our first retail space and finalized its design, began the design of our cards including artist renderings and prose content and began the selection process for vendors and printers needed to begin production of our cards products. We recently decided to redirect our business focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are currently looking for ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

The Company is in the development stage in accordance with SFAS No.7 “Accounting and Reporting by Development Stage Enterprises”. Its activities to date have been limited to capital formation, organization and development of its business plan; it began its initial steps in its plan of operation and signed a retail lease that commenced on November 1, 2006 and it began the design of cards with colors, artists’ renderings and prose content. The Company has raised $28,000 through the sale of its common stock. The sole officer and director purchased 5,000,000 shares at $.002 for a total of $10,000 and 4,500,000 shares at $.004 which were issued pursuant to an SB-2 Registration Statement for a total of $18,000.

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
March 31, 2008
(Unaudited)

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

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company’s financial statements.

LORETO CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant operations during the period from June 28, 2006 (date of inception) to March 31, 2008 and generated no revenues and loss of $ 50,808. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

LORETO CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

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

As of March 31, 2008, Magdalena Cruz, the sole officer and director of the Company, has loaned the Company $13,200 for which there is no specific terms of repayment and does not generate interest.

NOTE 6. INCOME TAXES

As of March 31, 2008

Deferred tax assets:
Net operating tax carryforwards	$50,808
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	50,808

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2008, the Company has net operating loss carryforward of $ 50,808. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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
March 31, 2008
(Unaudited)

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

On February 7, 2008 the company issued 250,000 shares of common stock to milestone Enhanced Fund Ltd. for cash in the amount of $ 0.20 per share for a total of $ 50,000.

As of March 31, 2008 the Company had 12,750,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2008:

Common stock, $ 0.0015 par value: 50,000,000 shares authorized; 12,750,000 shares issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

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

As of the date of this filing, we took the following steps in the execution of our original business plan: We developed our business plan, determined the market in which we intended to open our first retail location, rented our first retail space and finalized its design, began the design of our cards including artist renderings and prose content and began the selection process for vendors and printers needed to begin production of our card products. We recently decided to redirect our business focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are currently looking for ventures of merit for corporate participation to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company and as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

RESULTS OF OPERATIONS

For the period from inception (June 28, 2006) to March 31, 2008, we had no revenues and incurred net operating losses of $50,808 consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and our ongoing SEC filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2008, was $44,392. In order to satisfy our cash requirements for the current period we sold 250,000 shares of our common stock in a private placement to one investor for total proceeds to us of $50,000.

Net cash provided by financing activities since inception through March 31, 2008, was $82,500. Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 3 of our financial statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of March 31, 2008, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description
31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008	Loreto Corporation

	By	/s/ Magdalena Cruz
President, Treasurer, Principal Executive Officer, Principal Financial Officer