Form 10-Q
period 2008-06-30
Loreto Resources Corp.
filed 2008-08-14
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-140148

LORETO RESOURCES CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	20-5308449
(State of Incorporation)	(IRS Employer Identification No.)

1266 1st Street, Suite 4
Sarasota, FL 34236
(941) 365-5081
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 12,750,000 shares of common stock issued and outstanding as of August __, 2008.

LORETO CORPORATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Loreto Resources Corporation (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended December 31, 2007, previously filed on Form 10-KSB with the Securities and Exchange Commission (“SEC”), File No. 333-140148.

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Balance Sheets
Unaudited

	As of	As of
	June 30,	Dec 31,
	2008	2007

Current Assets

Cash	$2,733	$805
Escrow Account	18,758

Total Current Assets	21,491	805

Other Assets
Lease Deposits &	500	500

Total Other Assets	500	500

	$21,991	$1,305

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Loan from Director	13,200	13,200

Total Current Liabilities	13,200	13,200

Total Liabilities	13,200	13,200

Stockholders' Equity (Deficit)
Common stock, ($0.0015 par value, 75,000,000 shares
authorized; 12,750,000 shares and 12,500,000 shares issued and outstanding
as of June 30, 2008 and December 31, 2007 respectively)	19,125	18,750
Additional paid-in capital	63,375	13,750
Deficit accumulated during exploration stage	(73,709)	(44,395)

Total Stockholders' Equity (Deficit)	8,791	(11,895)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$21,991	$1,305

See Accompanying Notes

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Statements of Operations
Unaudited

					June 28,
	Three Months	Three Months	Six Months	Six Months	2006 (inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs
General & Administrative Expenses	22,901	17,786	29,314	28,761	73,709

Total Operating Costs	22,901	17,786	29,314	28,761	73,709

Net Income (Loss)	$(22,901)	$(17,786)	$(29,314)	$(28,761)	$(73,709)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	12,750,000	9,500,000	12,699,176	7,219,346

See Accompanying Notes

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			June 28, 2006
	Six Months	Six Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,314)	$(28,761)	$(73,709)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Accounts Payable		(500)	(500)
Increase (Decrease) in Accounts Payable	-	4,200	13,200
Increase (Decrease) in Due to Director	-	-	-

Net cash provided by (used in) operating activities	(2,314)	(25,061)	(61,009)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	375	6,750	19,125
Additional paid-in capital	49,625	11,250	63,375
Escrow Account - Gottbetter & Partners	(18,758)		(18,758)

Net cash provided by (used in) financing activities	31,242	18,000	63,742

Net increase (decrease) in cash	1,928	(7,061)	2,733

Cash at beginning of period	805	9,123	-

Cash at end of period	$2,733	$2,062	$2,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Corporation (the “Company”) was incorporated on June 28, 2006 in the State of Nevada. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company was pursuing a business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops.

As of the March 31, 2008, the Company took the following steps in the execution of its original business plan: It developed its business plan, determined the market in which it intended to open its first retail location, rented its first retail space and finalized its design, began the design of its cards, including artist renderings and prose content, and began the selection process for vendors and printers needed to begin production of its cards products. The Company recently decided to redirect its business focus and strategy towards identifying and pursuing business opportunities in the mining sector in South America.

The Company is in the development stage in accordance with SFAS No.7 “Accounting and Reporting by Development Stage Enterprises”. Its activities to date have been limited to capital formation, organization and development of its business plan; it has begun its initial steps in its plan of operation and signed a retail lease that commenced on November 1, 2006 and has begun the design of cards with colors, artists’ renderings and prose content. The Company has raised $78,000 through the sale of its common stock. The sole officer and director purchased 5,000,000 shares at $.002 for a total of $10,000 and 4,500,000 shares at $.004 which were issued pursuant to an SB-2 Registration Statement for a total of $18,000. On February 7, 2008 via a private placement 250,000 shares were issued at $0.20 for a total of $ 50,000.

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

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant operations during the period from June 28, 2006 (date of inception) to June 30, 2008 and generated no revenues and loss of $ 73,709. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Magdalena Cruz, sole officer and director of the Company, was not paid for any underwriting services that she performed on behalf of the Company with respect to the Company’s SB-2 offering.

As of June 30, 2008, Magdalena Cruz, the sole officer and director of the Company, has loaned the Company $13,200 for which there is no specific terms of repayment and does not generate interest.

NOTE 6. INCOME TAXES

As of June 30, 2008

Deferred tax assets:
Net operating tax carryforwards	$73,709
Statutory tax rate	34%
Gross deferred tax assets	25,601
Valuation allowance	(25,601)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2008, the Company has net operating loss carryforward of $ 73,709. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

NOTE 8. STOCK TRANSACTIONS (continued)

During March 2007 the Company issued a total of 4,500,000 shares of common stock to 36 non-affiliated shareholders for cash in the amount of $0.004 per share for a total of $18,000 pursuant to their SB-2 Registration Statement which became effective on February 23, 2007.

On July 2, 2007, the Company issued 3,000,000 shares of common stock, to Magdalena Cruz, President and CEO, in exchange for her services in the amount of $ 0.0015 per share for a total of $ 4,500.

On February 7, 2008 the company issued 250,000 shares of common stock to one investor for cash in the amount of $ 0.20 per share for a total of $ 50,000.

As of June 30, 2008 the Company had 12,750,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2008.

Common stock, $ 0.0015 par value: 50,000,000 shares authorized; 12,750,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

On July 3, 2008, by written consent of the stockholders, the company filed amended and restated articles of incorporation which:

(1)	Changed the name of the Corporation to Loreto Resources Corporation; and
(2)
Increased the capitalization of the Corporation to 310,000,000 shares, of which 300,000,000 shares shall be common stock, par value $0.001 per share (the “Common Stock) and 10,000,000 shares shall be preferred stock, par value $0.001 per share; and

(3)	The Company declared a two for one (2 for 1) forward stock split on each share of its Common Stock issued; and
(4)	Cancelled the 5,000,000 restricted stock shares held by the director.

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

As of March 31, 2008, we had taken the following steps in the execution of our original business plan: We developed our business plan, determined the market in which we intended to open our first retail location, rented our first retail space and finalized its design, began the design of our cards including artist renderings and prose content and began the selection process for vendors and printers needed to begin production of our card products.

We recently decided to redirect our business focus and strategy towards identifying and pursuing business opportunities in the mining sector in South America. To that end we have taken the following steps:

•
On July 3, 2008[1] , Magdalena Cruz, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole member of our Board of Directors, resigned from her position as director. Ms. Cruz’s resignation did not result from any disagreement between her and us.

•	On July 3, 2008[1], we appointed Nadine C. Smith as a director to replace Ms. Cruz and to serve as Chairman of our Board of Directors.

•
On July 3, 2008[1], we filed Amended and Restated Articles of Incorporation (the “Restated Articles”) with the Secretary of State of the State of Nevada which, among other things, (i) changed our name from Loreto Corporation to Loreto Resources Corporation, to better reflect our plans to focus our business strategy on the mining sector in South America, and (ii) increased our authorized capital stock from 50,000,000 shares of common stock, par value $0.0015, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

1 As further discussed in our Form 8-K filed with the Securities and Exchange Commission on July 10, 2008 (File No. 333-140148).

•	We have changed the address of our principal executive offices to 1266 1st Street, Suite 4, Sarasota, FL 34236 and our telephone number to (941) 365-5081.

•
Effective July 24, 2008[1], our Board of Directors declared a 2 for 1 forward stock split in the form of a dividend. The record date for the stock dividend was July 18, 2008, and the payment date was July 23, 2008.

•
On July 21, 2008[2] , Magdalena Cruz, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, submitted to us a letter of resignation from her positions as President and Chief Executive Officer effective immediately. Ms. Cruz’s resignation from these positions did not result from any disagreement between her and us. Ms. Cruz will remain our Chief Financial Officer, Treasurer and Secretary.

•
On July 21, 2008[2], we entered into an employment agreement with Luis Saenz pursuant to which Mr. Saenz will serve as our President and Chief Executive Officer (“CEO”) beginning as of that date. Mr. Saenz also became a member of our Board of Directors as of July 21, 2008.

RESULTS OF OPERATIONS

We have conducted minimal operations since our inception. During the fiscal year ended December 31, 2007 and the six months ended June 30, 2007 we generated no revenues.

For the period from inception (June 28, 2006) to June 30, 2008, we have incurred net operating losses of $(73,709) consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and our ongoing SEC filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2008, was $21,491.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2007 contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have depended on loans and sale of equity securities to conduct operations. Net cash provided by financing activities since inception through June 30, 2008, was $82,500. As of June 30, 2008 and December 31, 2007 we had cash of $21,491 and $805, current assets of $21,491 and $805 and current liabilities of $13,200 and $13,200, respectively. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

2 As further discussed in our Form 8-K filed with the Securities and Exchange Commission on July 24, 2008 (File No. 333-140148).

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit Number	Description
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2008	Loreto Resources Corporation

	By	/s/Luis F. Saenz
Luis F. Saenz, President and Principal Executive Officer