Form 10-Q
period 2008-09-30
Loreto Resources Corp.
filed 2008-11-14
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

There were 17,525,000 shares of common stock issued and outstanding as of November 10, 2008.

LORETO CORPORATION

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements

	Balance Sheets (unaudited)	3

	Statements of Operations (unaudited)	4

	Statements of Cash Flows (unaudited)	5

	Notes to the Unaudited Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4T	Controls and Procedures	16

Part II Other Information		17

Item 6	Exhibits	17

Signatures		18

Exhibits – Certifications of the Principal Executive Officer and the Principal Financial Officer

Exhibits – Certifications of the Chief Executive Officer and the Chief Financial Officer

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

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Balance Sheets
Unaudited
ASSETS

	As of	As of
	Sept. 30,	Dec 31,
	2008	2007

Current Assets
Cash	$1,907,063	$805

Total Current Assets	1,907,063	805

Other Assets
Deposits		500
Total Other Assets	-	500

	$1,907,063	$1,305

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	62,275
Due to Director		13,200

Total Current Liabilities	62,275	13,200

Total Liabilities	62,275	13,200

Stockholders' Equity (Deficit)
Preferred stock, ($0.001 par value, 10,000,000 shares authorized
Common stock, ($0.001 par value, 300,000,000 shares authorized; 17,525,000 shares and 12,500,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively)	17,525	18,750
Additional paid-in capital	2,102,675	13,750
Deficit accumulated during exploration stage	(275,412)	(44,395)

Total Stockholders' Equity (Deficit)	1,844,788	(11,895)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$1,907,063	$1,305

See Accompanying Notes and Accountant's Report

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Statements of Operations
Unaudited

					June 28, 2006
	Three Months	Three Months	Nine Months	Nine Months	(inception)
	Ended	Ended	Ended	Ended	through
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007	2008

Revenues

Interest Income	$1,009	$-	$1,009	$-	$1,009

Total Revenues	1,009	-	1,009	-	1,009

Operating Costs
General & Administrative Expenses	202,711	5,414	232,026	34,174	276,421

Total Operating Costs	202,711	5,414	232,026	34,174	276,421

Net Income (Loss)	$(201,702)	$(5,414)	$(231,017)	$(34,174)	$(275,412)

Basic earnings (loss) per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Diluted earnings (loss) per share	-

Weighted average number of common shares outstanding

Basic	16,488,587	9,500,000	14,017,153	7,219,346

Diluted	17,701,630	9,500,000	14,424,453	7,219,346

See accompanying Notes

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			June 28, 2006
	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(231,017)	$(34,174)	$(275,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Other Assets	500
Increase (Decrease) in Accounts Payable	62,275		62,275
Increase (Decrease) in Due to Director	(13,200)	13,200	-

Net cash provided by (used in) operating activities	(181,442)	(20,974)	(213,137)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	(1,225)	6,750	17,525
Additional paid-in capital	2,088,925	11,250	2,102,675
Escrow Account - Gottbetter & Partners

Net cash provided by (used in) financing activities	2,087,700	18,000	2,120,200

Net increase (decrease) in cash	1,906,258	(2,974)	1,907,063

Cash at beginning of period	805	8,623	-

Cash at end of period	$1,907,063	$5,649	$1,907,063

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes and Accountant's Report

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (the Company) was incorporated on June 28, 2006 in the State of Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, recently the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically in Peru. The Company is in the development stage in accordance with SFAS No.7 “Accounting and Reporting by Development Stage Enterprises”.

On July 3, 2008, the Company amended its articles of incorporation to (1) change its name to Loreto Resources Corporation and (2) increase its authorized capital stock to 310,000,000 shares of which 300,000,00 shares are common stock, par value $0.001 per share (the “Common Stock”), and 10,000,000 shares are preferred stock, par value $0.001 per share.

On August 25, 2008, by unanimous written consent of its directors, the Company resolved to form a wholly-owned subsidiary in Peru, South America. This subsidiary will be owned through the Company’s wholly-owned Cayman Island subsidiary, Loreto Resources Corporation-Peru, which was organized on August 27, 2008. The Company’s activities to date have been limited to capital formation, organization and development of its new business plan. It has taken initial steps in its plan of operation and signed a commercial property lease for office space in Lima, Peru, that commenced on October 1, 2008.

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

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
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
September 30, 2008
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had only some significant operations during the period from June 28, 2006 (date of inception) to September 30, 2008 and generated no revenues and loss of $275,412. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4. WARRANTS AND OPTIONS

The 2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and of an affiliate or subsidiary of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 2,000,000 shares of common stock are available for issuance under the 2008 plan. As of September 30, 2008, options had been granted under the 2008 Plan exercisable for an aggregate of 1,550,000.

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

The Company will determine the fair value of stock option awards on the date of grant in accordance with Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment.

Effective July 21, 2008, the President and CEO of the Company was granted an option to purchase 1,550,000 shares of Common Stock.

There are no warrants outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of June 30, 2008, Magdalena Cruz, the sole officer and director of the Company, forgave the $13,200 in loans she granted the Company since inception, with no interest or penalties. The $13,200 was written off against Additional Paid in Capital.

5,000,000 shares of restricted Common Stock held by Ms. Cruz were cancelled by written unanimous consent dated July 18, 2008.

By written consent of the Company’s sole director, effective July 21, 2008, upon Ms. Cruz’s resignation from her position as director of the Company, Luis Saenz was appointed the Corporation’s sole director and became its sole officer as President and Chief Executive Officer. By the same written consent, the new President and CEO was granted an option to purchase 1,550,000 shares of Common Stock.

NOTE 6. INCOME TAXES

As of Sept 30, 2008

Deferred tax assets:
Net operating tax carryforwards	$275,412
Statutory tax rate	34%
Gross deferred tax assets	$93,640
Valuation allowance

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

NOTE 7. NET OPERATING LOSSES

As of September 30, 2008, the Company has net operating loss carryforward of $275,412. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On July 2, 2007, the Company issued 3,000,000 shares of Common Stock to Magdalena Cruz, President and CEO, in exchange for her services in the amount of $0.0015 per share for a total of $4,500.

On February 7, 2008, the company issued 250,000 shares of Common Stock to Milestone Enhanced Fund Ltd. for cash in the amount of $0.20 per share for a total of $50,000.

On July 18, 2008, 5,000,000 shares of restricted Common Stock held by the director were cancelled.

On July 18, 2008, the Company declared a two for one (2 for 1) forward stock split on each share of its Common Stock, in the form of a dividend. There were 7,750,000 shares of Common Stock outstanding at July 18, 2008; therefore the new total of shares outstanding (post-split) is 15,500,000. These shares are authorized at par value of $.001.

On July 25, 2008, by unanimous written consent of the directors, the Company authorized a Private Placement Offering for up to a maximum of 3,000,000 shares of Common Stock, of which 2,025,000 shares were sold to various individuals and entities at the price of $1.00 per share.

As of September 30, 2008 the Company had 17,525,000 shares of Common Stock issued and outstanding.

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2008.

Common Stock, $ 0.001 par value: 300,000,000 shares authorized; 17,525,000 shares issued and outstanding. Preferred stock, 10,000,000 shares authorized, no shares issued.

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

We recently decided to redirect our business focus and strategy towards identifying and pursuing business opportunities in the mining sector in South America. To that end we have taken the following steps:

•
On July 3, 2008[1], Magdalena Cruz, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole member of our Board of Directors, resigned from her position as director. Ms. Cruz’s resignation did not result from any disagreement between her and us.

•	On July 3, 2008[1], we appointed Nadine C. Smith as a director to replace Ms. Cruz and to serve as Chairman of our Board of Directors.

•
On July 3, 2008[1], we filed Amended and Restated Articles of Incorporation (the “Restated Articles”) with the Secretary of State of the State of Nevada which, among other things, (i) changed our name from Loreto Corporation to Loreto Resources Corporation, to better reflect our plans to focus our business strategy on the mining sector in South America, and (ii) increased our authorized capital stock from 50,000,000 shares of common stock, par value $0.0015, to 300,000,000 shares of common stock, par value $0.001 (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.001.

•	We have changed the address of our principal executive offices to 1266 1st Street, Suite 4, Sarasota, FL 34236 and our telephone number to (941) 365-5081.
__________________
1 As further discussed in our Form 8-K filed with the Securities and Exchange Commission on July 10, 2008 (File No. 333-140148).

•
Effective July 24, 2008[1], our Board of Directors declared a 2 for 1 forward stock split in the form of a dividend. The record date for the stock dividend was July 18, 2008, and the payment date was July 23, 2008.

•
On July 21, 2008[2], Magdalena Cruz, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, submitted to us a letter of resignation from her positions as President and Chief Executive Officer effective immediately. Ms. Cruz’s resignation from these positions did not result from any disagreement between her and us. Ms. de la Luz will remain our Chief Financial Officer, Treasurer and Secretary.

•
On July 21, 2008[2], we entered into an employment agreement with Luis Saenz pursuant to which Mr. Saenz will serve as our President and Chief Executive Officer (“CEO”) beginning as of that date. Mr. Saenz also became a member of our Board of Directors as of July 21, 2008.

•
On September 9, 2008, we completed an initial closing of a private placement of 1,350,000 shares of our Common Stock (the “Private Placement”) at a price of $1.00 per share pursuant to which we raised $1,350,000, or $1,312,313 net of offering expenses. On September 17, 2008, we completed a final closing of our Private Placement. At the Final Closing, we received net proceeds of $668,000 from the sale of 675,000 shares of our Common Stock, to bring the aggregate gross amount raised in the Private Placement to $2,025,000.

•	Established a wholly owned subsidiary organized in the Cayman Islands to own our planned operating entities in South America.

•	Initiated activities to establish and organize an operating subsidiary in Peru and, to this end, opened and began staffing our offices in Lima, Peru; and

•	Have begun identifying and investigating mining investment opportunities in Peru.

Additionally, in the coming months, we expect to:

•	Appoint three to five additional independent director(s) to our Board of Directors;

•	Hire a Chief Financial Officer, additional geologists and a mining engineer, to form a strong technical team, as well as additional finance and administrative personnel; and

•
Enter into a material agreement to acquire mining rights in Peru (Although we have not yet finalized decisions to pursue any particular opportunities, we have begun to identify and evaluate potential prospects).

__________________
2 As further discussed in our Form 8-K filed with the Securities and Exchange Commission on July 24, 2008 (File No. 333-140148).

RESULTS OF OPERATIONS

We are still in our development stage and have generated no operating revenues to date.

Third Quarter 2008 Compared with Third Quarter 2007

General and Administrative Expenses

We incurred total expenses of $202,711 for the three month period ended September 30, 2008 compared to $5,414 for the three month period ended September 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in expenses for the three month period ended September 30, 2008 is attributable primarily to increased legal expenses incurred in connection with our new business activities and the Private Placement.

Interest Income, Net

Net interest income for the three months ended September 30, 2008, was $1,009 compared to no interest income for the three months ended September 30, 2007. This interest income was earned on our cash deposits resulting from our Private Placement.

Net Losses

Our net loss for the three months ended September 30, 2008 was $(201,702) compared to $(5,414) for the three month period ended September 30, 2007.

First Nine Months of 2008 Compared with First Nine Months of 2007

General and Administrative Expenses

We incurred total expenses of $232,026 for the nine month period ended September 30, 2008 compared to $34,174 for the nine month period ended September 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in expenses for the nine month period ended September 30, 2008 is attributable primarily to the increased activities relating to our new business initiative in South America, including the organization of an operating subsidiary in Peru, the renting of executive offices in Lima, the hiring of administrative staff, the sourcing and investigation of potential business opportunities, increased legal expenses incurred in connection with the our new business activities and costs related to the Private Placement.

Interest Income, Net

Net interest income for the nine months ended September 30, 2008, was $1,009 compared to no interest income for the nine months ended September 30, 2007. This interest income was earned on our cash deposits resulting from our Private Placement.

Net Losses

Our net loss for the nine months ended September 30, 2008 was $(231,017) compared to $(34,174) for the nine month period ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2008, was $1,907,063.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2007 contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have depended on loans and sale of equity securities to conduct operations. Net cash provided by financing activities since inception through September 30, 2008, was $2,120,000. As of September 30, 2008 and December 31, 2007 we had cash of $1,907,063 and $805, current assets of $1,907,063 and $805 and current liabilities of $62,275 and $13,200, respectively. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 28, 2006 (date of inception).

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

Additionally, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

____________________
* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	Loreto Resources Corporation

	By	/s/ Luis F. Saenz
Luis F. Saenz, President and Principal Executive Officer

Date: November 14, 2008	By	/s/ Magdalena Cruz
Magdalena Cruz, Principal Financial Officer