Form 10-K
period 2008-12-31
Loreto Resources Corp.
filed 2009-04-14
CIK 1380412

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-140148

Loreto Resources Corporation

 (Exact name of registrant as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Av. Pardo y Aliaga 699 Of. 802 Lima 27 - Perú	None
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number:  011 (511) 212-1880

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

As of April 14, 2009, there were 35,050,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 20,340,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is $20,340,000, based on the price of $1.00 per share for the registrant’s common stock which was sold in a private placement that closed initially on September 9, 2008.  Shares of common stock held by each officer and director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “Loreto,” “Loreto Resources,” the “Company,” “we,” “us” or “our” are to Loreto Resources Corporation and its wholly owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Loreto Resources Corporation is an exploration stage, growth oriented mineral resource company engaged in the acquisition, development and production of significant base and precious metals deposits. We are primarily seeking development and production-stage zinc, copper, gold and silver assets.

Our business objective is to develop a substantial mining company in South America with an initial focus in Peru, where we have established an operating subsidiary with executive offices in Lima.

History and General Development of Our Business

The Company was incorporated in the State of Nevada on June 28, 2006 under the name Loreto Corporation. The Company was formed to design, print, market and sell greeting cards, wrapping paper, stationery products and collectibles in retail locations throughout Mexico1 (the “Legacy Business”).

During the later part of 2007, we discontinued our Legacy Business and, in mid 2008, we decided to redirect our business focus and strategy towards identifying and pursuing business opportunities in the mining sector in South America.  To that end we have taken the following steps:

•
On July 3, 2008, Magdalena Cruz, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole member of our Board of Directors, resigned from her position as director.  Ms. Cruz’s resignation did not result from any disagreement between her and us.

•	On July 3, 2008[2], we appointed Nadine C. Smith as a director to replace Ms. Cruz and to serve as Chairman of our Board of Directors.

•
On July 3, 2008[2], we filed Amended and Restated Articles of Incorporation (the “Restated Articles”) with the Secretary of State of the State of Nevada which, among other things, (i) changed our name from Loreto Corporation to Loreto Resources Corporation, to better reflect our plans to focus our business strategy on the mining sector in South America, and (ii) increased our authorized capital stock from 50,000,000 shares of common stock to 300,000,000 shares of common stock (the “Common Stock”), and 10,000,000 shares of preferred stock.

1.	As more fully described in our registration statement on Form SB-2 filed with the Securities and Exchange Commission (the “SEC”) on January 23, 2007 (File No. 333-140148).
2.	As further discussed in our Form 8-K filed with the SEC on July 10, 2008.

•	On July 3, 2008, our Board of Directors and stockholders adopted the 2008 Plan which reserves a total of 8,000,000[3] shares of Common Stock for issuance under the 2008 Plan.

•
We have changed the address of our principal executive offices to Av. Pardo y Aliaga 699 Of. 802, Lima, Peru, and our telephone number to + (511) 212-1880.  Our website address is www.loretoresources.com.

•
Effective July 24, 2008[4], our Board of Directors declared a 2 for 1 forward stock split in the form of a dividend.  The record date for the stock dividend was July 18, 2008, and the payment date was July 23, 2008.

•
On July 21, 2008[4], Magdalena Cruz, our then President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, submitted to us a letter of resignation from her positions as President and Chief Executive Officer effective as of that date.  Ms. Cruz’s resignation from these positions did not result from any disagreement between her and us.

•
On July 21, 2008[4], we entered into an employment agreement with Luis Saenz pursuant to which Mr. Saenz has served as our President and Chief Executive Officer (“CEO”) beginning as of that date.  Mr. Saenz also became a member of our Board of Directors as of July 21, 2008.

•
In September, 2008, we completed the closing of a private placement of 4,050,000 shares of our Common Stock  at a price of $0.50 per share pursuant to which we raised $1,980,313 net of offering expenses.

•	Established a wholly owned subsidiary organized in the Cayman Islands, Loreto Resources Corporation – Peru (“Loreto – CI”), to own our planned operating entities in South America.

•
Established an operating subsidiary in Peru as a wholly owned subsidiary of Loreto - CI, Loreto Resources Peru S.R.L. Compania Minera (“Loreto – Peru”), and opened and began staffing our offices in Lima, Peru;

•
Effective February 2, 2009[5], our Board of Directors declared a 2 for 1 forward stock split in the form of a dividend.  The record date for the stock dividend was January 26, 2009, and the payment date was January 30, 2009;

•
On March 9, 2009[6], Magdalena Cruz, our then Chief Financial Officer, Treasurer and Secretary, submitted to us a letter of resignation from those positions. Ms. Cruz’s resignation from these positions did not result from any disagreement between her and us;

3.	Adjusted for the July 24, 2008 and February 2, 2009 2 for 1 stock splits.
4.	As further discussed in our Form 8-K filed with the Securities and Exchange Commission on July 24, 2008.
5.	As further discussed in our Form 8-K filed with the Securities and Exchange Commission on January 29, 2009.
6.	As further discussed in our Form 8-K filed with the Securities and Exchange Commission on March 23, 2009.

•	Effective March 9, 2009[6], we appointed Eric E. Marin as our Interim Chief Financial Officer. Mr. Marin will serve in this capacity until such time as his replacement is appointed.

•
On March 9, 2009, our Board of Directors approved the Company’s acceptance of an engagement letter with Marin Management Services (“MMS”), of which Mr. Marin is the President, pursuant to which MMS provided us with internal controls review, financial reports review, and internal control assessment report services; and

•	Have begun identifying and investigating mining investment opportunities in Peru.

Additionally, in the coming months, we expect to:

•	Appoint three to five additional independent director(s) to our Board of Directors;

•	Hire geologists and a mining engineer, to form a strong technical team, as well as additional finance and administrative personnel; and

•
Enter into a material agreement to acquire mining rights in Peru.  (Although we have not yet finalized decisions to pursue any particular opportunities, we have begun to identify and evaluate potential prospects.)

Plan of Operation

We plan to build a substantial mining company focused in select countries in South America. We will concentrate our efforts initially in Peru, where, we believe, good mining opportunities exist. At a later stage, we plan to turn to opportunities in other South American countries if we deem the relevant considerations merit our investment. Within the spectrum of the mining industry, we plan to focus on a blend between significant base and precious metal opportunities through a variety of transactions.

Our strategy is to own and operate assets at various stages of the mining life cycle ranging from exploration to production.  Our initial plan is to acquire producing mining operations.  Mining activity in Peru, and South America more generally, has been very active historically and the current volatile market conditions may present us with opportunities. We seek to be opportunistic due to these market conditions and to acquire mining assets with positive cash flow.  We are actively identifying and evaluating potential acquisitions of mining assets in Peru and throughout South America, generally, although we have not yet finalized decisions to pursue any such particular opportunities.

Our management currently consists of our Chief Executive Officer, Luis F. Saenz, who has more than 18 years in the mining industry, and a number of professional advisors.  Mr. Saenz is building our management team and has hired a number of consultants with technical, managerial and financial skills in the mining sector.  Management is overseen by our Board of Directors currently comprised of Mr. Saenz and our Chairman, Nadine C. Smith, who has more than 20 years experience working with development stage public companies in various industries, including the oil and gas exploration and production sector in South America.  During the next year, we expect to add additional persons to our Board of Directors and additional management personnel with the backgrounds and relationships necessary to assist us in achieving our goals and objectives.

Competition

The mining industry is highly competitive. We face competition from both local and international companies in matters such as acquiring and developing metal deposits and mining operations and securing trained personnel. Many of these competitors have financial and technical resources that exceed ours, and we believe that these companies have a competitive advantage in these areas. Others are smaller, and we believe our technical and managerial capabilities give us a competitive advantage over those companies.

Sustainability and Environment

Loreto Resources is committed to being a socially and environmentally responsible company. We plan to do our best to minimize all impact on the environment and local communities in order to harvest sustainability for future generations. Additionally, we will strive to improve every aspect of performance and meet all reasonable community expectations in order to stimulate local economies and to ensure that benefits and opportunities from our future expected operations flow into such communities. For Loreto Resources, protecting the environment and maintaining respectful relationships with local communities is held as a core value.

Because we have not begun any exploration or mining activities, we are not subject to any environmental laws or regulations at this time.

Research and Development

We have not spent any amounts on research and development activities during either of the last two fiscal years.

Employees

As of March 31, 2009 our only full time employees were our sole executive officer and one administrative assistant.  We also employ four independent consultants on a part time basis.

Expected Split-Off of Legacy Business

In connection with the discontinuation of our Legacy Business and the redirecting of our business strategy to focus on mining opportunities in South America, we have decided to split off and sell all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Magdalena Cruz, our founding stockholder.  The Split Off is expected to close sometime during 2009. We will contribute all of the assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary (“Split-Off Sub”), and immediately thereafter will sell all of the outstanding capital stock of Split-Off Sub to Ms. Cruz in exchange for the 10,000,000 (post-July 2008 stock split) shares of our Common Stock previously surrendered by Ms. Cruz, all of our Common Stock that Ms. Cruz currently owns, 12,000,000 (post-February 2009 stock split) shares, and the forgiveness by Ms. Cruz (which was effected as of June 30, 2008) of the $13,200 in loans she previously granted to us.  It is expected that Ms. Cruz will indemnify us and our officers and directors against any third party claims relating to the Legacy Business. It is expected that Split-Off Sub and Ms. Cruz will also agree to release us and our officers, directors, stockholders, employees and agents from all liabilities incurred by Split-Off Sub or Ms. Cruz arising from, relating to, or in any way connected with, any fact, event, transaction, action or omission that occurred or failed to occur on or prior to the closing date of the Split-Off.  Following the Split-Off, Ms. Cruz will no longer be one of our stockholders.

ITEM 1A.	RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently rent approximately 1,600 square feet of executive office space in Lima, Peru.

ITEM 3.	LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the OTC Bulletin Board under the symbol “LRTC.OB”.

For the period from April 30, 2007 to December 31, 2008, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions.  Although our Common Stock was approved for listing on the OTC Bulletin Board on May 2, 2007, there have been no trades to date:

Fiscal Year Ended December 31, 2008 Quarter Ended	High Bid	Low Bid

March 31, 2008 (1)	$0.05	$0.05

June 30, 2008	$0.05	$0.05

July 1, 2008 through July 23, 2008	$0.05	$0.05

July 24, 2008 through September 28, 2008 (1)	$0.07	$0.07

December 31, 2008	$0.07	$0.07

Fiscal Year Ended December 31, 2007 Quarter Ended	High Bid	Low Bid

June 30, 2007	$0.05	$0.05

September 30, 2007	$0.05	$0.05

December 31, 2007	$0.05	$0.05

(1) All information from July 24, 2008 reflects the 2:1 forward stock split.

Because our Common Stock has not traded, bid information on our Common Stock does not necessarily represent its fair market value.

Holders

As of March 31, 2009, we had 35,050,000 shares of our Common Stock issued and outstanding held by 11 shareholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

On July 3, 2008, our Board of Directors and stockholders adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which reserves a total of 8,000,0007 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of December 31, 2008, we had granted two awards under the 2008 Plan to our employees, exercisable for 3,160,000 shares of our Common Stock at an exercise price of $0.50 per share (number of shares and exercise price adjusted for February 2009 stock split), vesting in three equal annual installments beginning in 2009.

7. Adjusted for the July 24, 2008 and February 2, 2009 2 for 1 stock splits.

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

Recent Sales of Unregistered Securities

On September 17, 2008, we completed our private placement of our Common Stock (the “Private Placement”).  We completed an initial closing of the Private Placement on September 9, 2008.  We offered the shares of Common Stock in the Private Placement at a price of $0.50 per share8. We received proceeds of $1,980,313, net of offering costs of $44,687 from the sale of 4,050,000 shares of our Common Stock in the Private Placement.  The Private Placement was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. The Common Stock was offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. No commissions were paid in connection with the Private Placement. The shares of Common Stock sold in the Private Placement carry “piggyback” registration rights.

On February 7, 2008, we received a $50,000 investment from an investor for the sale of 1,000,000 shares of our Common Stock at a price of $0.05 per share.

In July 2007 we issued 12,000,000 shares of our Common Stock to Magdalena Cruz in consideration of her services as our then President, Chief Executive Officer, Chief Financial Officer and sole director, in the amount of $0.0015 per share for a total value of $4,500. The issuance of these shares to Ms. Cruz was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer.

Use of Proceeds from Registered Securities

On February 23, 2007, our public offering registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (the “SEC”) (SEC file no. 333-140148). On March 9, 2007, the sale under this Form SB-2 of 18,000,000 common shares at a price of $0.001 per share for an aggregate of $18,000 was completed and the offering was closed. There was no underwriter involved in this public offering. We incurred estimated expenses to third parties of approximately $7,310 in connection with the preparation and filing of the Form SB-2, and net proceeds to us from this Form SB-2 offering were approximately $10,690. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.

8.  Number of shares and price per share have been adjusted for February 2009 stock split.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal year Ended December 31, 2008 and 2007

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $705,220 and $43,518 for the years ended December 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for years ended December 31, 2008 and 2007 were $699,020 and $43,518, respectively.

We have generated no revenues and our net operating loss from inception through December 31, 2008 was $743,415.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2008 was $1,517,269.

The Private Placement

On September 17, 2008 we completed the Private Placement of our Common Stock for net proceeds to us of $1,980,313. We are using the proceeds of the Private Placement for working capital purposes.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the Private Placement. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we have sufficient cash to meet our expenses for the next nine to twelve months.  However, we expect that we will need to obtain additional capital in order to execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Our auditors have included an explanatory paragraph in their report on our consolidated financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds. We believe that we will be able to raise the required funds for operations and to achieve our business plan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9A.[T] CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive and interim Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (the “SEC”) that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Interim Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

Nadine C. Smith	51	Director and Chairman of the Board	July 3, 2008

Luis F. Saenz	38	President, Chief Executive Officer and Director	July 21, 2008

Eric E. Marin	47	Interim Chief Financial Officer	March 9, 2009

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Currently, directors are not compensated for their services, although their expenses in attending meetings may be reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Certain biographical information of our directors and officers:

Nadine C. Smith

Ms. Smith has been a private investor and business consultant since 1990. Ms. Smith is currently the Chairperson, Vice President and Interim Chief Financial Officer of La Cortez Energy, Inc., a publicly held independent international energy company involved in oil and natural gas exploration in South America. Ms. Smith is currently also a member of the Board of Directors of the public company WaferGen Bio-Systems, Inc. and has previously served as a director of Gran Tierra Energy, Inc., Patterson-UTI Energy Inc. and American Retirement Corporation, all public companies.

Luis F. Saenz

Mr. Saenz was most recently employed at Standard Bank ("Standard") with Standard's investment banking unit, Standard Americas, Inc.  Mr. Saenz joined Standard in New York in 1997 and relocated to Peru in 1998 to establish Standard's Peru representative office. While in Peru, he led Standard's mining and metals origination effort in the Latin America region. He recently returned to New York to head Standard's mining and metals team in the Americas. He previously worked for Pechiney World Trade in the base metals trading area before joining Merrill Lynch as Vice-President for Commodities in Latin America.  Mr. Saenz graduated from Franklin and Marshall College in 1991 with a Bachelor of Arts degree in economics and international affairs.

Eric C. Marin

Eric E. Marin is currently the president of Marin Management Services, a privately-held consultancy firm offering management, financial, and information technology consulting services to companies.  From April 2006 to date, Mr. Marin has been the vice president of Quorum Business Solutions.  Mr. Marin’s responsibilities in this role include building and managing client relations; and overseeing operational budget, strategic planning, business development and organizational leadership services for various Fortune 500 companies.  Prior thereto, from December 2003 through March 2006, Mr. Marin was the president and founder of Marin Medical Services LLC, a company providing front and back-office services to the healthcare industry.  From April 1996 to November 2003, Mr. Marin was a partner with Accenture Ltd. where Mr. Marin was responsible for overseeing all aspects of Accenture’s information technology post-mergers and acquisition program, supervising a team of over 120 employees.  Mr. Marin received a Masters of Business Administration degree from the University of Houston in 1992, and a Bachelor of Science degree in Computer Science from Texas A&M University in 1986.

Employment Agreements with Executive Officers

Luis F. Saenz

We have entered into an employment agreement effective as of July 21, 2008 (the “Employment Agreement”) with Luis F. Saenz pursuant to which Mr. Saenz was appointed as our President and Chief Executive Officer, with the following terms:

Mr. Saenz’s base annual compensation has been set at $250,000, which amount shall be paid in accordance with our customary payroll practices and may be increased annually at the discretion of the Board. This annual compensation shall be paid in equal monthly installments in Peruvian Nuevo Sols (“PEN”). The exchange rate used to calculate Mr. Saenz’s monthly salary payment will be calculated each month and shall neither exceed a maximum of PEN 2.9 nor be less than a minimum of PEN 2.5. This minimum/maximum range will be adjusted at the end of each calendar year based upon changes in the consumer price index in Peru.

In addition, Mr. Saenz is eligible to receive an annual cash bonus of up to fifty percent (50%) of his applicable base salary. Mr. Saenz’s annual bonus (if any) shall be in such amount (up to the limit stated above) as the Board may determine in its sole discretion, based upon Mr. Saenz’s achievement of certain performance milestones to be established annually by the Board in discussion with Mr. Saenz (the “Milestones”). For the first year of employment, in the event the Board and Mr. Saenz are unable to agree to Milestones acceptable to both, the amount of Mr. Saenz’s bonus shall be determined by the Board on a discretionary basis.

We also agreed to reimburse Mr. Saenz for his reasonable costs relating to his relocation to Lima Peru not to exceed a maximum of $20,000 unless Mr. Saenz receives prior approval from us for any additional amounts.

On July 21, 2008, we granted Mr. Saenz an option to purchase an aggregate of 3,100,000 shares of our Common Stock under our 2008 Equity Incentive Plan. This option vests in three equal annual installments beginning on July 21, 2009 and is exercisable at $1.00 per share, a price equal to the fair market value per share of our Common Stock on the date hereof as reasonably determined by our Board.

The initial term of the Employment Agreement expires on July 21, 2009; provided, however, that the Employment Agreement will automatically renew for additional one (1) year terms thereafter, unless either party provides notice to the other party of its intent not to renew such Employment Agreement not less than thirty (30) days prior to the expiration of the then-current term or unless the Employment Agreement is terminated earlier in accordance with its terms.

         In the event of a termination of employment “without cause” (as defined in the Employment Agreement) by the Company during the first 12 months following July 21, 2008, Mr. Saenz shall receive: (i) twelve (12) months of his base salary; plus (ii) to the extent the Milestones are achieved or, in the absence of Milestones, the Board has, in its sole discretion, otherwise determined an amount for Mr. Saenz’s bonus for the initial 12 months of his employment, a pro rata portion of his annual bonus for the initial 12 months of his employment, to be paid to him on the date such annual bonus would have been payable to him had he remained employed by the Company; plus (iii) any other accrued compensation and Benefits (as defined in the Employment Agreement). In the event of a termination of employment by Mr. Saenz for “good reason”(as defined in the Employment Agreement), Mr. Saenz shall receive: (i) twelve (12) months of his then in effect base salary, subject to his compliance with the non-competition, non-solicitation and confidentiality provisions of the Employment Agreement. All of the foregoing shall be payable in accordance with the Company’s customary payroll practices then in effect.

 Further, in the event of the termination of Mr. Saenz’s employment in connection with a Change of Control (as defined in the Employment Agreement), without cause by the Company within 12 months of July 21, 2008, or by Mr. Saenz for good reason, any options then held by Mr. Saenz that have not already vested in accordance with their terms shall immediately vest and become exercisable as of the date of such termination and Mr. Saenz shall have six (6) months from the date of termination to exercise any or all such options.

The Employment Agreement also provides that Mr. Saenz shall not: (i) during his employment and for a period of one (1) year following the termination of his employment, unless such employment is terminated by us for cause or by him for no reason, directly or indirectly engage or invest in, own, manage, operate, finance, control or participate in the ownership, management, operation, financing, or control of, be employed by, associated with, or in any manner connected with, lend any credit to, or render services or advice to, any business, firm, corporation, partnership, association, joint venture or other entity that engages or conducts any business the same as or substantially similar to the business or currently proposed to be engaged in or conducted by the Company and/or any of its affiliates, including its planned Peru subsidiary, in South America or included in the future strategic plan of the business of the Company, anywhere within the United States of America or South America; provided, however, that Mr. Saenz may own less than 5% of the outstanding shares of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) including those engaged in the mining business, other than any such enterprise with which the Company competes or is currently engaged in a joint venture, if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended; and provided, further, that solely with the prior approval of the Company, the Executive may participate in the activities of an enterprise in the commercial banking industry or mining consultancy business; (ii) during his employment and for a period of one (1) year following the termination of his employment, solicit any of our current and/or future employees to leave our employ, or solicit or attempt to take away any customers of the Company or any of our affiliates; or (iii) during his employment and thereafter, disclose, directly or indirectly, any confidential information of the Company to any third party, except as may be required by applicable law or court order, in which case the executive must promptly notify the Company so as to allow us to seek a protective order if the Company so elects.

The Employment Agreement with Mr. Saenz including its terms of compensation were negotiated in an arm’s length transaction between Mr. Saenz and us and was approved by Ms. Smith our Chairman and sole director at the time of Mr. Saenz’s hire.

Eric E. Marin

As of March 9, 2009, we hired Mr. Marin as our Interim Chief Executive Officer pursuant to an engagement letter dated March 3, 2009, on an independent contractor basis.  In accordance with his engagement letter, we are paying Mr. Marin for his services to us on an hourly basis at the rate of $200 per hour.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.  Our two directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our President at Av. Pardo y Aliaga 699 Of. 802, Lima 27 - Perú.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended November 30, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2008 that received annual compensation during the fiscal year ended December 31, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Luis F. Saenz, Chief Executive Office (1)	2008	104,165	0	0	181,612	0	0	0	285,777
Magdalena Cruz, Chief	2008	3,000	0	0	0	0	0	0	3,000
Executive Officer and Chief Financial Officer (1)	2007	0	0	0	0	0	0	0	0

(1)
Effective July 21, 2008, Ms. Cruz resigned as our Chief Executive Officer and President and Mr. Saenz was appointed our Chief Executive Officer and president.  We paid Ms. Cruz a fee of $500 per month for the last six months of her tenure for her services to us as officer and director.

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2008 Plan. (See “Item 5. Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no other plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by the Company's Named Executive Officers at December 31, 2008.

Option awards
Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Luis F. Saenz, Chief Executive Officer (1)	-	-	3,100,000	$0.50	July 20, 2018

Magdalena Cruz, Chief Executive Officer (1)	-	-	-	N/A	N/A

(1)	Effective July 21, 2008, Ms. Cruz resigned as our President and Chief Executive Officer and Mr. Saenz was appointed our President and Chief Executive Officer.

There were no stock awards to executive officers during the year ended December 31, 2008, and there are no stock awards outstanding as of December 31, 2008.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,160,000	$0.50	4,840,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,160,000	$0.50	4,840,000

Compensation of Directors

Except as indicated above, none of our directors receives any compensation for serving as such, for serving on committees (if any) of the board of directors or for special assignments. During the fiscal year ended December 31, 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 31, 2009 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Nadine C. Smith 6830 Elm Street McLean, VA 22101	Common Stock	2,510,000	7.16%

Luis F. Saenz (3)	Common Stock	200,000	0.57%

Eric E. Marin	Common Stock	- 0 -	0.00%

All Officers and Directors	Common Stock	2,710,000	7.73%
As a Group (3 persons)

Magdalena Cruz	Common Stock	12,000,000	34.24%
47395 Monroe Street, #274
Indio, CA 92201

Aton Select Fund	Common Stock	3,000,000	8.56%
3076 Sir Francis Drake's Highway Raod Town, Tortola British Virgin Islands

Adrien Ellel	Common Stock	2,500,000	7.13%
SOHO Square 21 Lyndhurst Terrace Central, Hong Kong Hong Kong SAR

Laffin Ventures Corporation	Common Stock	2,500,000	7.13%
c/o Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY 10022

Paramount Strategy Corp.	Common Stock	2,500,000	7.13%
PO BOX 802 West Bay Cayman Islands KYI-1303

Affaires Financieres	Common Stock	2,000,000	5.71%
Nuschelerstrasse 44 8001 Zurich Switzerland

TangoCorp, Inc.	Common Stock	2,000,000	5.71%
802 Grand Pavilion PO Box 10335 APO West Bay Rd Grand Cayman, Cayman Islands

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 35,050,000 shares of common stock outstanding as of March 31, 2009.

(3)
Does not include 3,100,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Saenz as part of his employment agreement.  These options vest in three equal annual installments beginning on July 21, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 3, 2008, our Board of Directors and stockholders adopted the 2008 Plan which reserves a total of 8,000,0009 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of the date hereof, we have granted awards under the 2008 Plan to our Chief Executive Officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2007, Magdalena Cruz, our then sole officer and director, had loaned us $13,200 with no specific terms of repayment and no interest.  As of June 30, 2008, Ms. Cruz had forgiven the $13,200 in loans she granted the Company, with no interest or penalties, as partial consideration for the prospective Split-Off to Ms. Cruz of the Legacy Business formerly operated by Ms. Cruz.  Additionally, Ms. Cruz agreed to the cancellation on July 18, 2008, of 5,000,000 (20,000,000 shares on a post-split basis) shares of restricted Common Stock held by her, as additional consideration towards the Split-Off.

In July 2007, we issued 12,000,000 shares of our Common Stock to Magdalena Cruz in consideration of her services as our then President, Chief Executive Officer, Chief Financial Officer and sole director, in the amount of $0.000375 per share for a total value of $4,500. See “Item 5. - Recent Sales of Unregistered Securities” above.

Nadine C. Smith, our Chairman, purchased 1,000,000 shares of our Common Stock in the Private Placement for $500,000.  Ms. Smith owns an additional 11,510,000 shares of our Common Stock.  Luis F. Saenz, our President and Chief Executive Officer, purchased 200,000 shares of our Common Stock in the Private Placement for $100,000.  For a discussion of the Private Placement, see “Item 5. - Recent Sales of Unregistered Securities” above.

9.  Adjusted for the July 24, 2008 and February 2, 2009 2 for 1 stock splits.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008[10]	Fiscal year ended December 31, 2007[11]
Audit fees (1)	$15,400	$6,500
Audit-related fees (2)
Tax fees (3)	$750
All other fees (4)
Total fees	$16,150	$6,500

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

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

10.  Includes $7,000 in estimated audit fees relating to the audit of our financial statements for the year ended December 31, 2008, by Malone & Bailey, PC, our current auditors.  The total amount for the audit of our 2008 financial statements has not yet been finalized or billed.  The remainder of these fees was paid in full and relates to the review of our financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, by George Stewart, CPA, our former auditor.
11.   Paid to George Stewart, CPA, our former auditor.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Loreto Resources Corporation are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 3, 2008 (1)

3.2	3.2	By-Laws of Registrant (2)

10.1	10.1	Employment Agreement dated July 21, 2008 by and between Loreto Resources Corporation and Luis F. Saenz (3)

10.2	10.2	Stock Option Agreement dated July 21, 2008 between Loreto Resources Corporation and Luis F. Saenz (3)

10.3	10.1	Form of Subscription Agreement (4)

10.4	*	2008 Equity Incentive Plan

14.1	14	Code of Ethics (5)

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No.	SEC Report Reference Number	Description

32.2	*	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)
Filed with the SEC on July 10, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140148) on Form 8-K, which exhibit is incorporated herein by reference.

(2)
Filed with the SEC on January 23, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-140148) on Form SB-2, which exhibit is incorporated herein by reference.

(3)
Filed with the SEC on July 24, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140148) on Form 8-K, which exhibit is incorporated herein by reference.

(4)
Filed with the SEC on September 15, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140148) on Form 8-K, which exhibit is incorporated herein by reference.

(5)
Filed with the SEC on March 31, 2008 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-140148) on Form 10-KSB, which exhibit is incorporated herein by reference.

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

In reviewing the agreements included as exhibits and incorporated by reference to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORETO RESOURCES CORPORATION

Dated: April 14, 2009	By:	/s/ Luis F. Saenz
Luis F. Saenz, President and Chief Executive Officer

	By:	/s/ Eric E. Marin
Eric E. Marin, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nadine C. Smith	Director	April 14, 2009
Nadine C. Smith

/s/ Luis F. Saenz	Director	April 14, 2009
Luis F. Saenz

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and for the Period from June 28, 2006 (inception) through December 31, 2008	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from June 28, 2006 (inception) to December 31, 2008	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the Period from June 28, 2006 (inception) through December 31, 2008	F-7

Notes to Consolidated Financial Statements	F-8 – F-14

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors
Loreto Resources Corporation
(An Exploration Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of Loreto Resources Corporation, (“Loreto”) as of December 31, 2008 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended and the period from June 28, 2006 (inception) through December 31, 2008.  The financial statements for the period from June 28, 2006 (inception) through December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those financial statements.  The financial statements for the period from June 28, 2006 (inception) through December 31, 2007 include no revenue and a net loss of $44,395.  Our opinion on the statements of operations, stockholder’ equity, and cash flows for the periof from June 28, 2006 (inception) through December 31, 2008, insofar as it relates to amounts for prior periods through December 31,2007 is based solely on the report of the other auditor.  These consolidated financial statements are the responsibility of Loreto’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. Loreto is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Loreto’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loreto as of December 31, 2008 and the consolidated results of its operations and its cash flows for the year then ended and the period from June 28, 2006 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 14, 2009

 GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Loreto Corporation

I have audited the accompanying balance sheet of Loreto Corporation (An Exploration Stage Company) as of December 31, 2007 and the related statement of operations, stockholders’ equity and cash flows for the year then ended and the period from June 28, 2006 (inception), to December 31, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loreto Corporation (A Development Stage Company) as of December 31, 2007, and the results of its operations and cash flows for the year then ended and from June 28, 2006 (inception) to December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ GEORGE STEWART, CPA
Seattle, Washington
March 6, 2008

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$1,517,269	$805
Prepaid Expenses	50,742	-
Total Current Assets	1,568,011	805

Other Assets
Deposits	5,628	500
TOTAL ASSESTS	$1,573,639	$1,305

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$59,429	-
Loan from Stockholder	-	13,200
Total Current Liabilities	59,429	13,200

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding) as of December 31, 2008 & 2007, respectively

Common stock, $0.001 par value, 300,000,000 shares authorized; 35,050,000 shares and 50,000,000 issued and outstanding, as of December 31, 2008 & 2007, respectively	35,050	50,000
Additional paid-in capital	2,222,575	(17,500)
Deficit accumulated during exploration stage	(743,415)	(44,395)
Total Stockholders' Equity (Deficit)	1,514,210	(11,895)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,573,639	$1,305

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007 and
For the Period from June 28, 2006 (Inception) through December 31, 2008

			June 28, 2006
			(Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008

General and administrative expenses	$705,220	$43,518	$749,615
Loss from operations	(705,220)	(43,518)	(749,615)

Interest income	6,200	-	6,200

Net loss	$(699,020)	$(43,518)	$(743,415)

Loss per share – basic and fully diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding – basic and fully diluted	43,584,563	41,320,548

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
From June 28, 2006 (Inception) through December 31, 2008

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total

Balance, June 28, 2006	-	-	-	-	-

Stock issued for cash on October 3, 2006
	20,000,000	20,000	(10,000)	-	10,000

Net loss, December 31, 2006				(877)	(877)

Balance, December 31, 2006	20,000,000	20,000	(10,000)	(877)	9,123

Stock issued for cash on February 23, 2007
	18,000,000	18,000	-	-	18,000

Stock issued for services on July 2, 2007
	12,000,000	12,000	(7,500)	-	4,500

Net loss, December 31, 2007				(43,518)	(43,518)

Balance, December 31, 2007	50,000,000	50,000	(17,500)	(44,395)	(11,895)

Stock issued for cash on February 7, 2008	1,000,000	1,000	49,000	-	50,000

Debt forgiveness from stockholder on June 30, 2008	-	-	13,200	-	13,200

Restricted stock cancelled on July 18, 2008	(20,000,000)	(20,000)	20,000	-	-

Stock-based compensation on July 21, 2008	-	-	181,612	-	181,612

Stock issued for cash on September 17, 2008, net of offering costs of $44,687	4,050,000	4,050	1,976,263		1,980,313

Net loss, December 31, 2008				(699,020)	(699,020)

Balance, December 31, 2008	35,050,000	35,050	2,222,075	(743,415)	1,514,210

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007 and
For the Period from June 28, 2006 (Inception) through December 31, 2008

			June 28, 2006
			(Inception)
			through
	Year Ended December 31,		December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(699,020)	$(43,518)	$(743,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	181,612	-	181,612
Common stock issued for services	-	4,500	4,500
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(55,870)	-	(56,370)
Accounts payable	59,429	-	59,429

Net cash used in operating activities	(513,849)	(39,018)	(554,244)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from stockholder	-	13,200	13,200
Proceeds from stock issued for cash, net of offering costs	2,030,313	18,000	2,058,313

Net cash provided by financing activities	2,030,313	31,200	2,071,513

Net increase (decrease) in cash	1,516,464	(7,818)	1,517,269
Cash at beginning of period	805	8,623	-

Cash at end of period	$1,517,269	$805	$1,517,269

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	-	-	-
Income Taxes	-	-	-

NON-CASH FINANCING TRANSACTIONS
Forgiveness of debt by stockholder	13,200	-	13,200

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (the Company) was incorporated on June 28, 2006 in Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops (the “Legacy Business”). However, recently the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically in Peru. The Company is in the exploration stage in accordance with SFAS No.7 “Accounting and Reporting by Development Stage Enterprises”.

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

b. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Loreto Resources Corporation-Peru., after elimination of all significant inter-company accounts and transactions.

c. Use of Estimates and Assumptions

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

LORETO RESOURCES CORPORATION.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

d. Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2008 and 2007.  The Company may, in the normal course of operations, maintain cash balances in excess of federally insured limits.  At December 31, 2008, cash and cash equivalents exceeded the federally insured limits by $1,267,269. As of October 3, 2008, FDIC insurance coverage of demand deposit accounts was raised from $100,000 to $250,000.

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

f. Basic Earnings per Share

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

g. Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008 and 2007, the carrying value of the assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

LORETO RESOURCES CORPORATION.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

g.  Stock Split

On February 2, 2009 the Company implemented a 2 for 1 stock split.  The par value of the common stock was not affected by the stock split.  All shares and per share amounts have been restated in the financial statements and in the notes to financial statements for all periods presented, to reflect the  stock split as if it occurred on the first day of the first period presented.

h.  Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year classifications.

i. Recent accounting pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results, of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements for 2007 were presented on a going concern basis. The Company had minimal operations during the period from June 28, 2006 (date of inception) to December 31, 2007 and generated no revenues. This condition raised a substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2007.  During 2008 the company has raised $1,980,313 in capital and therefore as of December 31, 2008 there is no longer a substantial doubt about the company’s ability to continue as a going concern.

NOTE 4. STOCK OPTIONS

The 2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and of an affiliate or subsidiary of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 8,000,000 shares of common stock are available for issuance under the 2008 plan. As of December 31, 2008, options had been granted under the 2008 Plan exercisable for an aggregate of 3,160,000.  Options granted under the 2008 Plan are generally granted with a strike price equal to market value and a ten year term.  The outstanding options vest over periods ranging from three months to three years.

Effective July 21, 2008, the President and CEO of the Company was granted an option to purchase 3,100,000 shares of Common Stock with a fair value of $1,237,539.  The options are exercisable at $1.00 per share, expire in ten years and 1/3 per year for 3 years.

On December 8, 2008, a consultant was granted 60,000 options with a fair value of $20,416.  The options are exercisable at $1.00 per share, expire in 10 years and vest over 3 months.

LORETO RESOURCES CORPORATION.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2007	—	—	—	—
Granted	3,160,000	$0.50	9.56	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at December 31, 2008	3,160,000	$0.50	9.56	$—
Exercisable at December 31, 2008	—	—	—	$—

None of the options outstanding at December 31, 2008 are vested or exercisable.  During the year ended December 31, 2008, 3,160,000 options were granted with a weighted average grant date fair value of $0.83.  During the year ended December 31, 2008, the Company recognized stock-based compensation expense of $181,612 related to stock options.  As of December 31, 2008, there was approximately $1,076,343 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The fair value of the options granted during 2008 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date		$0.50 (1)
Risk-free interest rate	3.69 % and 2.17%
Dividend yield		0.00%
Volatility factor		112.46 - 119.09%
Weighted average expected life	5.5	years (2)
Expected forfeiture rate		5%

LORETO RESOURCES CORPORATION.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

(1)	The market value of the stock was calculated in anticipation of the July 25, 2008 private placement that sold 4,050,000 shares at $0.50 per share.
(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term

NOTE 5. RELATED PARTY TRANSACTIONS

As of June 30, 2008, Magdalena Cruz, the sole officer, director and stockholder of the Company, forgave loans to the Company totaling $13,200, which was recorded as additional paid in capital.

As of July 18, 2008 20,000,000 shares of restricted Common Stock held by Ms. Cruz were cancelled.

Effective July 21, 2008, Ms. Cruz’s resigned from her position as director of the Company, Luis Saenz was appointed the Company’s director, President and Chief Executive Officer. He was granted an option to purchase 3,100,000 shares of Common Stock at $0.50, vesting over three years.

During the year ended December 31, 2008, Nadine C. Smith, our Chairman, purchased 1,000,000 shares of our common stock for $500,000.  Ms. Smith owns an additional 11,510,000 shares of our common stock.  Luis F. Saenz, our President and Chief Executive Officer, purchased 200,000 shares of our common stock for $100,000.

NOTE 6. INCOME TAXES

Loreto Resources Corporation, files a U.S. Federal income tax return.  The Company’s foreign subsidiary files income tax returns in its jurisdictions. The components of the consolidated taxable net loss before income tax benefit are as follows:

	2008	2007

U.S.	$392,464	$43,518
Non-U.S.	169,340	-
	561,804	43,518

The components of the Company’s deferred tax assets at December 31, 2008 and 2007 are as follows:

LORETO RESOURCES CORPORATION.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

	2008	2007

Deferred tax assets and liabilities:
Loss carryforwards	175,919	15,094
Stock-based compensation	61,748	-
Total deferred tax assets	237,667	15,094
Valuation allowance	(237,667)	(15,094)
	-	-

As of December 31, 2008, the Company had generated U.S. net operating loss carryforwards of $392,464, which expire from 2026 to 2028 and net loss carryforwards in certain non-U.S. jurisdictions of $169,340. These net operating loss carryforwards are available to reduce future taxable income. However, a, change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2008 and 2007.

NOTE 7. STOCK TRANSACTIONS

On October 3, 2006 the Company issued 20,000,000 common shares to a director for $10,000.

On February 23, 2007 the Company issued 18,000,000 common shares to 36 non-affiliated stockholders for a total of $18,000 pursuant to a SB-2 Registration Statement.

On July 2, 2007, the Company issued 12,000,000 common shares to Magdalena Cruz, President and CEO, in exchange for her services valued at $4,500.

On February 7, 2008, the company issued 1,000,000 common shares to Milestone Enhanced Fund Ltd. for $50,000.

On July 18, 2008, 20,000,000 common shares held by the director were cancelled.

On each of July 18, 2008 and January 15, 2009, the Company declared two for one (2 for 1) forward stock splits on each common share.  All share and per share amounts have been adjusted retroactively from inception to reflect these splits.

In September, 2008, the Company issued 4,050,000 shares through a private placement to various individuals and entities at the price of $0.50 per share.  Total proceeds were $1,980,313, net of offering costs of $44,687.

LORETO RESOURCES CORPORATION.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 8. DISCONTINUED OPERATIONS

In late 2007, the Company discontinued its Legacy Business.  The net assets from the Legacy Business were zero as of December 31, 2008 and 2007.   There was no material profit or loss from the Legacy Business for the years ended December 31, 2008 and 2007.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

The Company has signed a three-year non-cancellable lease for approximately 1,600 square feet of office space in Lima, Peru to be paid in U.S. dollars, subject to a three-percent annual increase, expiring on September 30, 2011.

The Company is amortizing this lease as it is paid rather than expensing it on a straight line basis. The difference between the two methods is not material.

Year	Total Lease Payment Amount

2009	$40,502
2010	$41,717
2011	$31,986

NOTE 9. SUBSEQUENT EVENTS

On January 1, 2009, the Company granted 90,000 options to a consultant.  The options are exercisable at $0.50 per share, vest equally over 3 months and expire in 10 years.

On March 8, 2009, the Company granted 60,000 options to a consultant.  The options are exercisable at $0.50 per share, vest equally over 3 months and expire in 10 years.