Form 10-Q
period 2009-03-31
Loreto Resources Corp.
filed 2009-05-20
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-140148

LORETO RESOURCES CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	20-5308449
(State of Incorporation)	(IRS Employer Identification No.)

Av. Pardo y Aliaga 699 Of. 802
Lima 27 - Perú
011 (511) 212-1880
(Address of principal executive offices and telephone number)

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

There were 35,050,000 shares of common stock issued and outstanding as of May 20, 2009.

LORETO CORPORATION

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements

	Balance Sheets (unaudited)	3

	Statements of Operations (unaudited)	4

	Statements of Cash Flows (unaudited)	5

	Notes to the Unaudited Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T	Controls and Procedures	12

Part II Other Information		12

Item 6	Exhibits	12

Signatures		13

Exhibits – Certifications of the Principal Executive Officer and the Principal Financial Officer

Exhibits – Certifications of the Chief Executive Officer and the Chief Financial Officer

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Loreto Resources Corporation (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended December 31, 2008, previously filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited

	As of	As of
	March 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$1,254,884	$1,517,269
Prepaid Expenses	36,086	50,742

Total Current Assets	1,290,970	1,568,011

Non-Current Assets
Deposits	5,628	5,628

	$1,296,598	$1,573,639

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$198,353	$59,429

Total Current Liabilities	198,353	59,429

Total Liabilities	198,353	59,429

Stockholders' Equity
Preferred stock, ($0.001 par value, 10,000,000 shares authorized
Common stock, ($0.001 par value, 300,000,000 shares authorized; 35,050,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	35,050	35,050
Additional paid-in capital	2,384,451	2,222,575
Deficit accumulated during exploration stage	(1,321,256)	(743,415)

Total Stockholders' Equity	1,098,245	1,514,210

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$1,296,598	$1,573,639

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
Unaudited

			June 28, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
General and Administrative Expenses	580,187	6,413	1,329,802

Loss from Operations	(580,187)	(6,413)	(1,329,802)

Interest income	2,346	-	8,546

Net Loss	$(577,841)	$(6,413)	$(1,321,256)

Basic earnings (loss) per share	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	35,050,000	12,648,352

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			June 28, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(577,841)	$(6,413)	$(1,321,256)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	161,876	-	343,488
Common stock issued for services	-	-	4,500
Changes in operating assets and liabilities:
Prepaid expenses and deposits	14,656	-	(41,714)
Accounts payable	138,924	-	198,353

Net cash used in operating activities	(262,385)	(6,413)	(816,629)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from stock issued for cash	-	50,000	2,058,313
Loan from stockholder	-	-	13,200
Escrow Account - Gottbetter & Partners	-	(39,988)	-

Net cash provided by financing activities	-	10,012	2,071,513

Net increase (decrease) in cash	(262,385)	3,599	1,254,884

Cash at beginning of period	1,517,269	805	-

Cash at end of period	$1,254,884	$4,404	$1,254,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

NON-CASH FINANCING TRANSACTIONS

Forgiveness of debt by stockholder	$-	$-	$13,200

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Loreto Resources Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2008, as reported in Form 10-K, have been omitted.

a.  Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims.  Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

b.  Stock Split

On February 2, 2009 the Company implemented a 2 for 1 stock split.  The par value of the common stock was not affected by the stock split.  All shares and per share amounts have been restated in the consolidated financial statements and in the notes to consolidated financial statements for all periods presented, to reflect the  stock split as if it occurred on the first day of the first period presented.

c. Recent Accounting Pronouncements

In June 2008, the FASB issued EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” became effective for the Company on January 1, 2009. This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of Statement 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). This Issue did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows upon its effective date.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The Company will apply the requirements of SFAS No. 141(R) to all business combinations after January 1, 2009.

NOTE 3. OPTIONS AND WARRANTS

The 2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and of an affiliate or subsidiary of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 8,000,000 shares of common stock are available for issuance under the 2008 plan. As of March 31, 2009, options had been granted under the 2008 Plan exercisable for an aggregate of 3,310,000.

The Company will determine the fair value of stock option awards on the date of grant in accordance with Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment.

On January 1, 2009, the Company granted 90,000 options to a consultant with a fair value of $30,546.  The options are exercisable at $0.50 per share, vest equally over 3 months and expire in 10 years.

On March 8, 2009, the Company granted 60,000 options to a consultant with a fair value of $21,224.  The options are exercisable at $0.50 per share, vest equally over 3 months and expire in 10 years.

Stock option activity summary is presented in the table below:

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	—	—	—	—
Granted	3,160,000	0.50	5.30	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2008	3,160,000	0.50	5.30	—
Granted	150,000	$0.50	4.83	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at March 31, 2009	3,310,000	$0.50	5.27	$—
Exercisable at March 31, 2009	150,000	—	—	$—

During the three months ended March 31, 2009, 150,000 options were granted with a weighted average grant date fair value of $0.50.  During three months ended March 31, 2009, the Company recognized stock-based compensation expense of $161,786 related to stock options.  As of March 31, 2009, there was approximately $968,043 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 5.30 years.

The fair value of the options granted during the three months ended March 31, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date		$0.50 (1)
Risk-free interest rate	1.87 % and 2.49%
Dividend yield		0.00%
Volatility factor	118.98 - 125.77%
Weighted average expected life	5.5	years (2)
Expected forfeiture rate		5%

(1)	The market value of the stock was calculated based on the July 25, 2008 private placement that sold 4,050,000 shares at $0.50 per share.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

There are no warrants outstanding at March 31, 2009.

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

To that end we have taken a number of steps including:

•	the appointment of two new directors, Nadine C. Smith and Luis F. Saenz[2];

•	the appointment of a new Chief Executive Officer, Luis F. Saenz;

•	the recapitalization of the Company and the changing of our name from Loreto Corporation to Loreto Resources Corporation, to better reflect our new business strategy;

•
the conducting of a private placement of 4,050,000 shares of our Common Stock (the “Private Placement”), at a price of $.50 per share (restated to effect the stock split on February 2, 2008) pursuant to which we raised $2,025,000, or $1,980,313 net of offering expenses;

1. As more fully described in our registration statement on Form SB-2 filed with the Securities and Exchange Commission (the “SEC”) on January 23, 2007 (File No. 333-140148).
2.  Magdalena Cruz, our then sole member of our Board of Directors and Chief Executive Officer, resigned from her positions as director, on July 3, 2008, and as CEO, on July 21, 2008.

•	the establishing of a wholly owned subsidiary organized in the Cayman Islands to own our planned operating entities in South America;

•	the organization of an operating subsidiary in Peru; and

•	the identification and investigation of mining investment opportunities in Peru.

RESULTS OF OPERATIONS

Fiscal Quarter Ended March 31, 2009 and 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $580,817 and $6,413 for the quarters ended March 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for quarters ended March 31, 2009 and 2008 were $577,841 and $6,413, respectively.

We have generated no revenues and our net operating loss from inception through March 31, 2009 was $1,321,256.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at March 31, 2009, was $1,254,884 as compared to $1,517,269 at December 31, 2008.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Loreto Resources Corporation

Date: May 20, 2009	By	/s/Luis F. Saenz
Luis F. Saenz, President and Principal Executive Officer

Date: May 20, 2009	By	/s/Eric E. Marin
Eric E. Marin, Interim Principal Financial Officer