Form 10-Q
period 2009-06-30
Loreto Resources Corp.
filed 2009-08-13
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

There were 35,050,000 shares of common stock issued and outstanding as of August 10, 2009.

LORETO CORPORATION

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements

	Balance Sheets (unaudited)	3

	Statements of Operations (unaudited)	4

	Statements of Cash Flows (unaudited)	5

	Notes to the Unaudited Financial Statements （unaudited）	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T	Controls and Procedures	12

Part II Other Information		13

Item 6	Exhibits	13

Signatures		14

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

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited

	As of	As of
	June 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash	$776,561	$1,517,269
Prepaid Expenses	24,167	50,742
Total Current Assets	800,728	1,568,011

Non Current Assets
Deposits	5,628	5,628

TOTAL ASSETS	$806,356	$1,573,639

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$51,407	$59,429

Total Current Liabilities	51,407	59,429

Total Liabilities	51,407	59,429

Stockholders' Equity
Preferred stock, ($0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding) as of June 30, 2009 and December 31, 2008	-	-
Common stock, ($0.001 par value, 300,000,000 shares authorized; 35,050,000 shares issued and outstanding ) as of June 30, 2009 and December 31, 2008	35,050	35,050
Additional paid-in capital	2,535,481	2,222,575
Deficit accumulated during exploration stage	(1,815,582)	(743,415)

Total Stockholders' Equity	754,949	1,514,210
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$806,356	$1,573,639

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
Unaudited

					June 28, 2006
	Three Months	Three Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

General & Administrative Expenses	495,061	22,901	1,075,248	29,314	1,824,863

Loss from operations	(495,061)	(22,901)	(1,075,248)	(29,314)	(1,824,863)
Interest income	735	-	3,081	-	9,281

Net Loss	$(494,326)	$(22,901)	$(1,072,167)	$(29,314)	$(1,815,582)

Basic loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	35,050,000	51,000,000	35,050,000	50,796,704

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			June 28, 2006
	Six Months	Six Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,072,167)	$(29,314)	$(1,815,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	312,906		494,518
Common stock issued for services			4,500
Changes in operating assets and liabilities:
Prepaid expenses	26,575		(29,795)
Accounts payable	(8,022)		51,407
Net cash used in operating activities	(740,708)	(29,314)	(1,294,952)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock		50,000	2,058,313
Loan from stockholder			13,200
Escrow account - Gottbetter & Partners	-	(18,758)	-
Net cash provided by financing activities	-	31,242	2,071,513

Net increase (decrease) in cash	(740,708)	1,928	776,561

Cash at beginning of period	1,517,269	805	-
Cash at end of year	$776,561	$2,733	$776,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING TRANSACTIONS

Forgiveness of debt by related party	$-	$-	$13,200

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (the “Company”) was incorporated on June 28, 2006 in the State of Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, recently the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically in Peru. The Company is in the development stage in accordance with SFAS No.7 “Accounting and Reporting by Development Stage Enterprises”.

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
June 30, 2009
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

NOTE 3. OPTIONS AND WARRANTS

The 2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and of an affiliate or subsidiary of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 8,000,000 shares of common stock are available for issuance under the 2008 plan. As of June 30, 2009, options had been granted under the 2008 Plan exercisable for an aggregate of 3,420,000.

The Company will determine the fair value of stock option awards granted to employees in accordance with Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment and to non-employees in accordance with EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

On April 1, 2009, the Company granted 60,000 options to a consultant with a fair value of $21,108.  The options are exercisable at $0.50 per share, vest equally over 2 months and expire in 10 years.

On June 1, 2009, the Company granted options to purchase (i) 30,000 shares to a consultant with a fair value of $10,754, and (i) 20,000 shares to a consultant with a fair value of $7,053.  The 30,000 options are exercisable at $0.50 per share, vest equally over 3 months and expire in 10 years. The 20,000 options are exercisable at $0.50 per share, vest over 1 month and expire in 10 years.

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	—	—	—	—
Granted	3,160,000	0.50	9.07	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2008	3,160,000	0.50	9.07	—
Granted	260,000	$0.50	9.69	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at June 30, 2009	3,420,000	$0.50	9.11	$—
Exercisable at June 30, 2009	300,000	—	—	$—

During the six months ended June 30, 2009, 260,000 options were granted with a weighted average grant-date fair value of $0.50.  During the six months ended June 30, 2009, the Company recognized stock-based compensation expense of $312,906 related to stock options.  As of June 30, 2009, there was approximately $855,929 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 5.06 years.

The fair value of the options granted during the six months ended June 30, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.50 (1)
Risk-free interest rate	1.87% - 3.28%
Dividend yield	0.00%
Volatility factor	118.98% - 127.51%
Weighted average expected life	5.5 years (2)
Expected forfeiture rate	5%

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

(1)	The market value of the stock was calculated based on the July 25, 2008 private placement that sold 4,050,000 shares at $0.50 per share.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

There are no warrants outstanding at June 30, 2009.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and Three Months Ended June 30, 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $495,061 and $22,901 for the three months ended June 30, 2009 and 2008, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for the three months ended June 30, 2009 and 2008 were $494,326 and $22,901, respectively.

We have generated no revenues and our net operating loss from inception through June 30, 2009 was $1,815,582.

Six Months Ended June 30, 2009 and Six Months Ended June 30, 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $1,075,248 and $29,314 for the six months ended June 30, 2009 and 2008, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for six months ended June 30, 2009 and 2008 were $1,072,167 and $29,314, respectively.

The increases from the 2008 to the 2009 three and six month periods reflect our increased costs incurred as a result of the ramping up of our business and exploration related expenditures incurred in connection with our review and analysis of prospective mining operation investment opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at June 30, 2009, was $776,561 as compared to $1,517,269 at December 31, 2008.

On September 17, 2008 we completed the Private Placement of our Common Stock for net proceeds to us of $1,980,313. We are using the proceeds of the Private Placement for working capital purposes.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the Private Placement. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we have sufficient cash to meet our expenses for the next six to nine months. However, we expect that we will need to obtain additional capital in order to execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Loreto Resources Corporation

Date: August 12, 2009	By	/s/Luis F. Saenz
Luis F. Saenz, President and Principal Executive Officer

Date: August 12, 2009	By	/s/Eric E. Marin
Eric E. Marin, Interim Principal Financial Officer