Form 10-Q
period 2009-09-30
Loreto Resources Corp.
filed 2009-11-16
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

There were 35,050,000 shares of common stock issued and outstanding as of November 16, 2009.

LORETO CORPORATION

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets (unaudited)	3

	Consolidated Statements of Operations (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T	Controls and Procedures	13

Part II Other Information		13

Item 6	Exhibits	13

Signatures		14

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

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited

	As of	As of
	September 30	December 31
	2009	2008
ASSETS

Current Assets
Cash	$389,100	$1,517,269
Prepaid Expenses	9,574	50,742
Total Current Assets	398,674	1,568,011

Non-Current Assets
Deposits	5,628	5,628

TOTAL ASSETS	$404,302	$1,573,639

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$108,032	$59,429
Total Current Liabilities	108,032	59,429
Total Liabilities	108,032	59,429

Stockholders' Equity
Preferred stock, ($0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding) as of September 30, 2009 and December 31, 2008	-	-
Common stock, ($0.001 par value, 300,000,000 shares authorized; 35,050,000 shares issued and outstanding) as of September 30, 2009 and December 31, 2008 Additional paid-in capital	35,050	35,050
Additional paid-in capital	2,651,871	2,222,575
Deficit accumulated during exploration stage	(2,390,651)	(743,415)
Total Stockholders' Equity	296,270	1,514,210

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$404,302	$1,573,639

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
Unaudited

					June 28, 2006
	Three Months	Three Months	Nine Months	Nine Months	(inception)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

General & Administrative Expenses	575,606	202,711	1,650,854	232,026	2,400,469

Loss from operations	(575,606)	(202,711)	(1,650,854)	(232,026)	(2,400,469)

Interest income	537	1,009	3,618	1,009	9,818

Net Loss	$(575,069)	$(201,702)	$(1,647,236)	$(231,017)	(2,390,651)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding	35,050,000	35,485,326	35,050,000	45,652,007

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			June 28, 2006
	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(1,647,236)	$(231,017)	$(2,390,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	429,296	-	610,908
Common stock issued for services	-	-	4,500
Changes in operating assets and liabilities:
Prepaid expenses	41,168	-	(15,202)
Other assets	-	500	-
Due to director	-	(13,200)	-
Accounts payable	48,603	62,275	108,032
Net cash used in operating activities	(1,128,169)	(181,442)	(1,682,413)

Cash Flows from Financing Activities
Issuance of common stock, net of offering costs	-	2,087,700	2,058,313
Loan from stockholder	-	-	13,200
Net cash provided by financing activities	-	2,087,700	2,071,513

Net Increase (Decrease) in Cash	(1,128,169)	1,906,258	389,100

Cash at Beginning of Period	1,517,269	805	-
Cash at End of Period	$389,100	$1,907,063	$389,100

Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-Cash Financing Transactions
Forgiveness of debt by stockholder	$-	$-	$13,200

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (the Company) was incorporated on June 28, 2006 in the State of Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, recently the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically in Peru. The Company is in the development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”).

On July 3, 2008, the Company amended its articles of incorporation to (1) change its name to Loreto Resources Corporation and (2) increase its authorized capital stock to 310,000,000 shares of which 300,000,000 shares are common stock, par value $0.001 per share (the “Common Stock”), and 10,000,000 shares are preferred stock, par value $0.001 per share.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Loreto Resources Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2008, as reported in Form 10-K, have been omitted.

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
September 30, 2009
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

c. Recent Accounting Pronouncments

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date the Company issued these financial statements.  During this period, the Company had no subsequent events.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2009, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $2.4 million.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4. OPTIONS AND WARRANTS

The 2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and of an affiliate or subsidiary of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 8,000,000 shares of common stock are available for issuance under the 2008 plan. As of September 30, 2009, options had been granted under the 2008 Plan exercisable for an aggregate of 3,480,000.

The Company will determine the fair value of stock option awards granted to employees in accordance with FASB ASC Topic No. 718 – 10 (formerly SFAS No. 123(R), “Share-Based Payment”), and to non-employees in accordance with FASB ASC Topic No. 505 – 50 (formerly EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).

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

On September 8, 2009, the Company granted 60,000 options to a consultant with a fair value of $21,683.  The options are exercisable at $0.50 per share, vest equally over 3 months and expire in 10 years.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	—	—	—	—
Granted	3,160,000	0.50	8.82	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2008	3,160,000	0.50	8.82	—
Granted	320,000	$0.50	9.53	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at September 30, 2009	3,480,000	$0.50	8.88	$—
Exercisable at September 30, 2009	1,353,333	—	—	$—

During the nine months ended September 30, 2009, 320,000 options were granted with a weighted average grant-date fair value of $0.50.  During the nine months ended September 30, 2009, the Company recognized stock-based compensation expense of $429,296 related to stock options.  As of September 30, 2009, there was approximately $761,224 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.77 years.

The fair value of the options granted during the nine months ended September 30, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date		$0.50 (1)
Risk-free interest rate		1.87% - 3.28%
Dividend yield		0.00%
Volatility factor		118.98% - 129.45%
Weighted average expected life	5.5	years (2)
Expected forfeiture rate		5%

(1)	The market value of the stock was calculated based on the July 25, 2008 private placement that sold 4,050,000 shares at $0.50 per share.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

There are no warrants outstanding at September 30, 2009.

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

We have entered into a nonbinding written agreement to acquire up to seventy percent (70%) of the assets of the Antilla project, a copper and molybdenum prospect located in the Apurimac Department in Peru, from Panoro Apurimac S.A., a subsidiary of Panoro Minerals Ltd. (“Panoro”), and we are currently evaluating additional investment prospects, companies and existing mining opportunities in Peru and Colombia, while keeping alert for opportunities in other South American countries.

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

•	the establishing of a wholly owned subsidiary organized in the Cayman Islands to own our planned operating entities in South America;

•	the organization of an operating subsidiary in Peru;

•	appointed Eric E. Marin as our Interim Chief Financial Officer in March 2009; and

•	the identification and investigation of mining investment opportunities in Peru.

During the nine months ended September 30, 2009, we did not generate any revenue and therefore we have been unable to generate cash flows sufficient to support our operations and we have been dependent on equity financing. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $2.4 million.  These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and Three Months Ended September 30, 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $575,606 and $202,711 for the three months ended September 30, 2009 and 2008, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for the three months ended September 30, 2009 and 2008 were $575,069 and $201,702, respectively.

We have generated no revenues and our net operating loss from inception through September 30, 2009 was $2,390,651.

Nine Months Ended September 30, 2009 and Nine Months Ended September 30, 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $1,650,854 and $232,026 for the nine months ended September 30, 2009 and 2008, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for nine months ended September 30, 2009 and 2008 were $1,647,236 and $231,017, respectively.

The increases from the 2008 to the 2009 three and nine month periods reflect our increased costs incurred as a result of the ramping up of our business and exploration related expenditures incurred in connection with our review and analysis of prospective mining operation investment opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at September 30, 2009 was $389,100 as compared to $1,517,269 at December 31, 2008.

On September 17, 2008 we completed the Private Placement of our Common Stock for net proceeds to us of $1,980,313. We are using the proceeds of the Private Placement for working capital purposes.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the Private Placement. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next three months.  We expect that we will need to obtain additional capital in order to execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Loreto Resources Corporation

Date: November 16, 2009	By	/s/Luis F. Saenz
Luis F. Saenz, President and
Principal Executive Officer

Date: November 16, 2009	By	/s/Eric E. Marin
Eric E. Marin, Interim Principal Financial
Officer