Form 10-K
period 2009-12-31
Loreto Resources Corp.
filed 2010-04-15
CIK 1380412

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-140148

Loreto Resources Corporation

(Exact name of registrant as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Av. Pardo y Aliaga 699 Of. 802
Lima 27 - Perú	None
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number:  011 (511) 212-1880

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

On June 30, 2009, there were 35,050,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 27,850,000 shares were held by non-affiliates of the registrant.  The market value on June 30, 2009 of those shares held by non-affiliates was $13,925,000, based on the price of $0.50 per share (split-adjusted) for the registrant’s common stock which was sold in a private placement that closed initially on September 9, 2008.  Shares of common stock held by each officer and director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes

DOCUMENTS INCORPORATED BY REFERENCE
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

PART I

ITEM 1.      BUSINESS

Loreto Resources Corporation is an exploration stage, growth oriented mineral resource company engaged in the acquisition, development and production of significant base and precious metals deposits. We recently changed our focus and are now primarily seeking mining assets in the gold sector.  We previously were seeking development and production-stage zinc, copper, gold and silver mining assets.

Our business objective is to develop a substantial gold mining company with an initial focus in South America, and particularly in Peru, where we have established an operating subsidiary with executive offices in Lima.

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

During the later part of 2007, we discontinued our Legacy Business and, in mid 2008, we decided to redirect our business focus and strategy towards identifying and pursuing business opportunities in the mining sector in South America.  To that end we have taken the following steps:

•
On July 3, 2008, Magdalena Cruz, our then President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole member of our Board of Directors, resigned from her position as director.  Ms. Cruz’s resignation did not result from any disagreement between her and us.

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

•
On July 3, 2008, our Board of Directors and stockholders adopted the Loreto Resources Corporation 2008 Equity Incentive Plan (the “2008 Plan”) which reserves a total of 16,000,000[3] shares of Common Stock for issuance under the 2008 Plan.

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

•
In September, 2008, we completed the closing of a private placement of 8,100,000 shares of our Common Stock at a price of $0.25 per share (split-adjusted) pursuant to which we raised $1,980,313 net of offering expenses.

•	We established a wholly owned subsidiary organized in the Cayman Islands, Loreto Resources Corporation – Peru (“Loreto – CI”), to own our planned operating entities in South America.

•
We established an operating subsidiary in Peru as a wholly owned subsidiary of Loreto - CI, Loreto Resources Peru S.R.L. Compania Minera (“Loreto – Peru”), and opened and began staffing our offices in Lima, Peru;

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

3.	Adjusted for the July 24, 2008, February 2, 2009 and January 29, 2010 2 for 1 stock splits.
4.	As further discussed in our Form 8-K filed with the Securities and Exchange Commission on July 24, 2008.
5.	As further discussed in our Form 8-K filed with the Securities and Exchange Commission on January 29, 2009.
6.	As further discussed in our Form 8-K filed with the Securities and Exchange Commission on March 23, 2009.

•
On January 15, 2010[7], our Board of Directors declared an additional 2 for 1 forward stock split in the form of a dividend.  The record date for the stock dividend was January 25, 2010, the payment date was January 28, 2010 and the “Ex” date was January 29, 2010; and

•	We have begun identifying and investigating mining investment opportunities in various South American countries.

Additionally, during 2010, we expect to:

•	Appoint three to five additional independent director(s) to our Board of Directors;

•	Hire geologists and a mining engineer, to form a strong technical team, as well as additional finance and administrative personnel; and

•
Enter into a material agreement to acquire gold mining rights where most advantageous for the Company.  (Although we have not yet finalized decisions to pursue any particular opportunities, we have begun to identify and evaluate potential prospects.)

Plan of Operation

During the year ended December 31, 2009, we entered into a number of letters of intent relating to the acquisition of various mining properties in Peru and other South American countries.  For commercial reasons, we decided not to pursue any of the acquisitions proposed in these letters.

We plan to build a substantial gold mining company focused in select countries around the world, with a preliminary focus in South America. We will concentrate our efforts initially in South America, where, we believe, good gold mining opportunities exist. At the same time, we will not preclude investing in one or more gold mining opportunities in other countries around the world if we deem the relevant considerations merit our investment. We plan to focus on gold mining opportunities through a variety of transactions.

7.	As further discussed in our Form 8-K filed with the Securities and Exchange Commission on January 28, 2010.

Our strategy is to own and operate assets at various stages of the mining life cycle ranging from exploration to production.  Our initial plan is to acquire producing mining operations.  Mining activity in South America has been very active historically and the current volatile market conditions may present us with opportunities. We seek to be opportunistic due to these market conditions and to acquire mining assets with positive cash flow.  We are actively identifying and evaluating potential acquisitions of mining assets in Peru and throughout South America, generally, although we have not yet finalized decisions to pursue any such particular opportunities.

Our management currently consists of our Chief Executive Officer, Luis F. Saenz, who has more than 18 years in the mining industry, and a number of professional advisors.  Mr. Saenz is building our management team and has hired a number of consultants with technical, managerial and financial skills in the mining sector.  Management is overseen by our Board of Directors currently comprised of Mr. Saenz and our Chairman, Nadine C. Smith, who has more than 20 years experience working with development stage public companies in various industries, including the oil and gas exploration and production sector in South America.  During this year, we expect to add additional persons to our Board of Directors and additional management personnel with the backgrounds and relationships necessary to assist us in achieving our goals and objectives.

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

Employees

As of April 15, 2010 our only full time employees were our sole executive officer and one administrative assistant.  We also employ two independent consultants on a part time basis.

Expected Split-Off of Legacy Business

In connection with the discontinuation of our Legacy Business and the redirecting of our business strategy to focus on mining opportunities in South America, we have decided to split off and sell all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Magdalena Cruz, our founding stockholder.  The Split Off is expected to close sometime during 2010. We will contribute all of the assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary (“Split-Off Sub”), and immediately thereafter will sell all of the outstanding capital stock of Split-Off Sub to Ms. Cruz in exchange for the 20,000,000 (post-January 2010 stock split) shares of our Common Stock previously surrendered by Ms. Cruz, all of our Common Stock that Ms. Cruz currently owns, 24,000,000 (post-January 2010 stock split) shares, and the forgiveness by Ms. Cruz (which was effected as of June 30, 2008) of the $13,200 in loans she previously granted to us.  It is expected that Ms. Cruz will indemnify us and our officers and directors against any third party claims relating to the Legacy Business. It is expected that Split-Off Sub and Ms. Cruz will also agree to release us and our officers, directors, stockholders, employees and agents from all liabilities incurred by Split-Off Sub or Ms. Cruz arising from, relating to, or in any way connected with, any fact, event, transaction, action or omission that occurred or failed to occur on or prior to the closing date of the Split-Off.  Following the Split-Off, Ms. Cruz will no longer be one of our stockholders.

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

For the period from April 30, 2007 to December 31, 2009, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions.  Although our Common Stock was approved for listing on the OTC Bulletin Board on May 2, 2007, there has been minimal trading to date:

Fiscal Year Ended December 31, 2009
Quarter Ended	High Bid		Low Bid
January 2, 2009 through January 30, 2009		$0.07		$0.07
February 2, 2009 through March 31, 2009 (1)		$0.05		$0.05
June 30, 2009	$	None	$	None
September 30, 2009	$	None	$	None
December 31, 2009		$0.40		$0.40

Fiscal Year Ended December 31, 2008
Quarter Ended	High Bid	Low Bid
March 31, 2008	$0.05	$0.05
June 30, 2008	$0.05	$0.05
July 1, 2008 through July 23, 2008	$0.05	$0.05
July 24, 2008 through September 28, 2008 (2)	$0.07	$0.07
December 31, 2008	$0.07	$0.07

(1)	Pricing from February 2, 2009 reflects the January 2009 2:1 forward stock split.
(2)	Pricing from July 24, 2008 reflects the July 2008 2:1 forward stock split.

Because our Common Stock is thinly traded, bid information on our Common Stock does not necessarily represent its fair market value.

Holders

As of April 15, 2010, we had 70,100,000 shares of our Common Stock issued and outstanding held by 11 shareholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

On July 3, 2008, our Board of Directors and stockholders adopted the 2008 Plan which reserves a total of 16,000,0008 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of December 31, 2008, we had granted two awards under the 2008 Plan to our employees, exercisable for 6,320,000 shares of our Common Stock at an exercise price of $0.25 per share (number of shares and exercise price adjusted for February 2009 and January 2010 stock splits), vesting in three equal annual installments beginning in 2009.

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

Recent Sales of Unregistered Securities

On September 17, 2008, we completed our private placement of our Common Stock (the “Private Placement”).  We completed an initial closing of the Private Placement on September 9, 2008.  We offered the shares of Common Stock in the Private Placement at a price of $0.25 per share9. We received proceeds of $1,980,313, net of offering costs of $44,687 from the sale of 8,100,000 shares of our Common Stock in the Private Placement.  The Private Placement was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. The Common Stock was offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. No commissions were paid in connection with the Private Placement. The shares of Common Stock sold in the Private Placement carry “piggyback” registration rights.

8.	Adjusted for the July 24, 2008, February 2, 2009 and January 29, 2010 2 for 1 stock splits.
9.	Number of shares and price per share have been adjusted for February 2009 and January 2010 stock splits.

On February 7, 2008, we received a $50,000 investment from an investor for the sale of 2,000,000 shares of our Common Stock at a price of $0.025 per share.

In July 2007 we issued 24,000,000 shares of our Common Stock to Magdalena Cruz in consideration of her services as our then President, Chief Executive Officer, Chief Financial Officer and sole director, in the amount of $0.0001875 per share for a total value of $4,500. The issuance of these shares to Ms. Cruz was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer.

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

Results of Operations

Fiscal year Ended December 31, 2009 and 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,048,527 and $705,220 for the years ended December 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for years ended December 31, 2009 and 2008 were $2,045,633 and $699,020, respectively.

We have generated no revenues and our net operating loss from inception through December 31, 2009 was $2,789,048.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2009 was $148,013.

The Private Placement

On September 17, 2008, we completed the Private Placement of our Common Stock for net proceeds to us of $1,980,313. We have used the proceeds of the Private Placement for working capital purposes.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive and interim Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (the “SEC”) that permit us to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed
Nadine C. Smith	52	Director and Chairman of the Board	July 3, 2008

Luis F. Saenz	39	President, Chief Executive Officer and Director	July 21, 2008

Eric E. Marin	48	Interim Chief Financial Officer	March 9, 2009

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

Mr. Saenz is also currently the Chief Executive Officer of Li3 Energy, Inc. (OTCBB:LIEG), an early stage, U.S. public company currently pursuing a business strategy in the lithium brine mining and energy sector in the Americas.

Eric E. Marin

Since March of 2009, Mr. Eric E. Marin has been the interim chief financial officer of Loreto Resources Corporation.  Mr. Marin is also the interim chief financial officer of Li3 Energy, Inc. (OTCBB: LIEG).  Mr. Marin is the president of Marin Management Services, a privately-held consultancy firm offering management, financial, and information technology consulting services to companies.  From April 2006 to April 2009, Mr. Marin was a vice president of Quorum Business Solutions where he was responsible for building and managing client relations and overseeing operational budget, strategic planning, business development and organizational leadership services for various Fortune 500 companies.  Prior to that, from December 2003 through March 2006, Mr. Marin was the president and founder of Marin Medical Services LLC, a company providing front and back-office services to the healthcare industry.  From April 1996 to November 2003, Mr. Marin was a partner with Accenture Ltd. where Mr. Marin was responsible for providing management and IT consulting services to Fortune 100 companies.  From February 1994 to April 1996, Mr. Marin was project manager of Insource Management Group, where he managed IT consulting services for a number of companies.  Mr. Marin received a Masters of Business Administration degree from the University of Houston in 1992, and a Bachelor of Science degree in Computer Science from Texas A&M University in 1986.

Our President and Chief Executive Officer, Luis F. Saenz, currently serves as the Chief Executive Officer of another publicly traded company – Li3 Energy, Inc. – and our Interim Chief Financial Officer, Eric E. Marin, currently serves as the Interim Chief Financial Officer of that same company.  Accordingly, these officers are only able to devote a portion of their time to our activities.  This may make it more difficult for our management to respond quickly and completely to challenges and opportunities that we may encounter, may limit our ability to timely consummate strategic transactions and may have an adverse effect on our results of operations.

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

In addition, Mr. Saenz is eligible to receive an annual cash bonus of up to fifty percent (50%) of his applicable base salary. Mr. Saenz’s annual bonus (if any) shall be in such amount (up to the limit stated above) as the Board may determine in its sole discretion, based upon Mr. Saenz’s achievement of certain performance milestones to be established annually by the Board in discussion with Mr. Saenz (the “Milestones”). For the years of employment ended December 31, 2008 and 2009, Mr. Saenz did not receive a bonus.

We also agreed to reimburse Mr. Saenz for his reasonable costs relating to his relocation to Lima Peru not to exceed a maximum of $20,000.  We paid Mr. Saenz approximately $13,750 for these reimbursed expenses.

On July 21, 2008, we granted Mr. Saenz an option to purchase an aggregate of 6,200,000 shares (forward split adjusted) of our Common Stock under our 2008 Equity Incentive Plan. This option vests in three equal annual installments beginning on July 21, 2009 and is exercisable at $0.25 per share (forward split adjusted), a price equal to the fair market value per share of our Common Stock on the date hereof as reasonably determined by our Board.

The initial term of the Employment Agreement expired on July 21, 2009; provided, however, that the Employment Agreement will automatically renews for additional one (1) year terms thereafter, unless either party provides notice to the other party of its intent not to renew such Employment Agreement not less than thirty (30) days prior to the expiration of the then-current term or unless the Employment Agreement is terminated earlier in accordance with its terms.

In the event of a termination of employment “without cause” (as defined in the Employment Agreement) by the Company during the first 12 months following July 21, 2008, Mr. Saenz would have been entitled to receive: (i) twelve (12) months of his base salary; plus (ii) to the extent the Milestones were achieved or, in the absence of Milestones, the Board had, in its sole discretion, otherwise determined an amount for Mr. Saenz’s bonus for the initial 12 months of his employment, a pro rata portion of his annual bonus for the initial 12 months of his employment, to be paid to him on the date such annual bonus would have been payable to him had he remained employed by the Company; plus (iii) any other accrued compensation and Benefits (as defined in the Employment Agreement). In the event of a termination of employment by Mr. Saenz for “good reason” (as defined in the Employment Agreement), Mr. Saenz shall receive: (i) twelve (12) months of his then in effect base salary, subject to his compliance with the non-competition, non-solicitation and confidentiality provisions of the Employment Agreement and subject to reduction to the extent of any compensation earned by Mr. Saenz during the 12 month severance period. All of the foregoing shall be payable in accordance with the Company’s customary payroll practices then in effect.

Further, in the event of the termination of Mr. Saenz’s employment in connection with a Change of Control (as defined in the Employment Agreement), without cause by the Company within 12 months of July 21, 2008 (which event did not take plance), or by Mr. Saenz at any time for good reason, any options then held by Mr. Saenz that have not already vested in accordance with their terms shall immediately vest and become exercisable as of the date of such termination and Mr. Saenz shall have six (6) months from the date of termination to exercise any or all such options.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended November 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2009 that received annual compensation during the fiscal year ended December 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Luis F. Saenz, Chief Executive Officer	2008	104,165	0	0	181,612	0	0	0	285,777
	2009	250,000	0	0	421,724	0	0	0	671,724

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by the Company's Named Executive Officers at December 31, 2009.

	Option awards
Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Luis F. Saenz, Chief Executive Officer	2,066,668	4,133,336	4,133,336	$0.25	July 20, 2018

There were no stock awards to executive officers during the year ended December 31, 2009, and there are no stock awards outstanding as of December 31, 2009.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,960,000	$0.25	9,040,000

Equity compensation plans not approved by security holders	-	-	-

Total	6,960,000	$0.25	9,040,000

Compensation of Directors

Except as indicated above, none of our directors receives any compensation for serving as such, for serving on committees (if any) of the board of directors or for special assignments. During the fiscal year ended December 31, 2009 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 15, 2010 by:

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

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Nadine C. Smith 6830 Elm Street McLean, VA 22101	Common Stock	5,020,000	7.16%

Luis F. Saenz (3)	Common Stock	2,446,667	3.42%

Eric E. Marin	Common Stock	- 0 -	0.00%

All Officers and Directors	Common Stock	7,486,667	10.58%
As a Group (3 persons)

Magdalena Cruz	Common Stock	24,000,000	34.24%
47395 Monroe Street, #274
Indio, CA 92201

Aton Select Fund	Common Stock	6,000,000	8.56%
3076 Sir Francis Drake's Highway Raod Town, Tortola British Virgin Islands

Adrien Ellel	Common Stock	5,000,000	7.13%
SOHO Square 21 Lyndhurst Terrace Central, Hong Kong Hong Kong SAR

Laffin Ventures Corporation	Common Stock	5,000,000	7.13%
c/o Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY 10022

Paramount Strategy Corp.	Common Stock	5,000,000	7.13%
PO BOX 802 West Bay Cayman Islands KYI-1303

Affaires Financieres	Common Stock	4,000,000	5.71%
Nuschelerstrasse 44 8001 Zurich Switzerland

TangoCorp, Inc.	Common Stock	4,000,000	5.71%
802 Grand Pavilion PO Box 10335 APO West Bay Rd Grand Cayman, Cayman Islands

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 70,100,000 shares of common stock outstanding as of April 15, 2010.

(3)
Includes 2,066,667 shares of Common Stock issuable upon the exercise of options granted to Mr. Saenz as part of his employment agreement.  Does not include 4,133,333 shares of Common Stock issuable upon the exercise of options granted to Mr. Saenz as part of his employment agreement.  These options vest in two equal annual installments beginning on July 21, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 3, 2008, our Board of Directors and stockholders adopted the 2008 Plan which reserves a total of 16,000,00010 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of the date hereof, we have granted awards under the 2008 Plan to our Chief Executive Officer.

10.  Adjusted for the July 24, 2008, February 2, 2009 and January 28, 2010 two for one stock splits.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, ANDDIRECTOR INDEPENDENCE

As of December 31, 2007, Magdalena Cruz, our then sole officer and director, had loaned us $13,200 with no specific terms of repayment and no interest.  As of June 30, 2008, Ms. Cruz had forgiven the $13,200 in loans she granted the Company, with no interest or penalties, as partial consideration for the prospective Split-Off to Ms. Cruz of the Legacy Business formerly operated by Ms. Cruz.  Additionally, Ms. Cruz agreed to the cancellation on July 18, 2008, of 5,000,000 (40,000,000 shares on a post-split basis) shares of restricted Common Stock held by her, as additional consideration towards the Split-Off.

In July 2007, we issued 24,000,000 shares of our Common Stock to Magdalena Cruz in consideration of her services as our then President, Chief Executive Officer, Chief Financial Officer and sole director, in the amount of $0.0001875 per share for a total value of $4,500. See “Item 5. - Recent Sales of Unregistered Securities” above.

Nadine C. Smith, our Chairman, purchased 2,000,000 shares of our Common Stock in the Private Placement for $500,000.  Ms. Smith owns an additional 3,020,000 shares of our Common Stock.  Luis F. Saenz, our President and Chief Executive Officer, purchased 400,000 shares of our Common Stock in the Private Placement for $100,000.  For a discussion of the Private Placement, see “Item 5. - Recent Sales of Unregistered Securities” above.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2).  In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors.  After such review, the Board of Directors has determined that Ms. Smith qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008
Audit fees (1)	$22,070	$15,400
Audit-related fees (2)	-	750
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$22,070	$16,150

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 3, 2008 (1)

3.2	3.2	By-Laws of Registrant (2)

10.1	10.1	Employment Agreement dated July 21, 2008 by and between Loreto Resources Corporation and Luis F. Saenz (3)

10.2	10.2	Stock Option Agreement dated July 21, 2008 between Loreto Resources Corporation and Luis F. Saenz (3)

10.3	10.1	Form of Subscription Agreement (4)

10.4	10.4	2008 Equity Incentive Plan (5)

14.1	14	Code of Ethics (6)

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No.	SEC Report Reference Number	Description

32.2	*	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

(5)
Filed with the SEC on April 14, 2009 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-140148) on Form 10-K, which exhibit is incorporated herein by reference.

(6)
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

LORETO RESOURCES CORPORATION

Dated: April 15, 2010	By:	/s/ Luis F. Saenz
Luis F. Saenz, President and Chief Executive Officer

	By:	/s/ Eric E. Marin
Eric E. Marin, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nadine C. Smith	Director	April 15, 2010
Nadine C. Smith

/s/ Luis F. Saenz	Director	April 15, 2010
Luis F. Saenz

PART IV – FINANCIAL INFORMATION

ITEM 15.     FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the Period from June 28, 2006 (inception) through December 31, 2009	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from June 28, 2006 (inception) to December 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the Period from June 28, 2006 (inception) through December 31, 2009	F-7

Notes to Consolidated Financial Statements	F-8 – F-14

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors
Loreto Resources Corporation
(An Exploration Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheets of Loreto Resources Corporation, (“Loreto”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended and the period from June 28, 2006 (inception) through December 31, 2009.  The financial statements for the period from June 28, 2006 (inception) through December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those financial statements.  The financial statements for the period from June 28, 2006 (inception) through December 31, 2009 include no revenue and a net loss of $2,789,048.  Our opinion on the statements of operations, stockholder’ equity, and cash flows for the period from June 28, 2006 (inception) through December 31, 2009, in so far as it relates to amounts for prior periods through December 31,2007 is based solely on the report of the other auditor.  These consolidated financial statements are the responsibility of Loreto’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loreto as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the two years then ended and the period from June 28, 2006 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Loreto will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Loreto has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

April 15, 2010

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets

	As of	As of
	December 31	December 31
	2009	2008
ASSETS

Current Assets
Cash	$148,013	$1,517,269
Prepaid expenses	61,644	50,742
Total Current Assets	209,657	1,568,011

Other Assets
Deposits	5,628	5,628

TOTAL ASSETS	$215,285	$1,573,639

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$82,374	$59,429
Accounts payable related party	83,332	-
Insurance financing	31,282	-
Total Current Liabilities	196,988	59,429
Total Liabilities	196,988	59,429

Stockholders' Equity
Preferred stock, ($0.001 par value, 10,000,000 shares
authorized; 0 shares issued and outstanding) as of
December 31, 2009 and December 31, 2008	-	-
Common stock, ($0.001 par value, 300,000,000 shares
authorized; 70,100,000 shares issued and outstanding)
as of December 31, 2009 and December 31, 2008	70,100	70,100
Additional paid-in capital	2,737,245	2,187,525
Deficit accumulated during exploration stage	(2,789,048)	(743,415)
Total Stockholders' Equity	18,297	1,514,210

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$215,285	$1,573,639

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008 and
For the Period from June 28, 2006 (Inception) through December 31, 2009

			June 28, 2006
	Year	Year	(inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

General & Administrative Expenses	2,048,527	705,220	2,798,142

Loss from operations	(2,048,527)	(705,220)	(2,798,142)

Other Income (Expense):
Interest expense	(887)	-	(887)
Interest income	3,781	6,200	9,981
Total Other Income	2,894	6,200	9,094

Net Loss	$(2,045,633)	$(699,020)	$(2,789,048)

Basic loss per share	$(0.03)	$(0.01)

Weighted average number of
common shares outstanding	70,100,000	85,974,044

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
From June 28, 2006 (Inception) through December 31, 2009

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total

Balance, June 28, 2006	-	$-	$-	$-	$-

Stock issued for cash on October 3, 2006
at $0.00025 per share	40,000,000	40,000	(30,000)	-	10,000

Net loss, December 31, 2006				(877)	(877)

Balance, December 31, 2006	40,000,000	40,000	(30,000)	(877)	9,123

Stock issued for cash on February 23, 2007
at $0.0005 per share	36,000,000	36,000	(18,000)	-	18,000

Stock issued for services on July 2, 2007
at $0.0001875 per share	24,000,000	24,000	(19,500)	-	4,500

Net loss, December 31, 2007				(43,518)	(43,518)
Balance, December 31, 2007	100,000,000	100,000	(67,500)	(44,395)	(11,895)

Stock issued for cash on February 7, 2008
at $0.025 per share	2,000,000	2,000	48,000	-	50,000

Debt forgiveness from related party on June 30, 2008	-	-	13,200	-	13,200

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
From June 28, 2006 (Inception) through December 31, 2009

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total
Restricted stock cancelled on July 18, 2008	(40,000,000)	(40,000)	40,000	-	-

Stock-based compensation on July 21, 2008	-	-	181,612	-	181,612

Stock issued for cash on September 17, 2008
at $0.25 per share, net of offering costs	8,100,000	8,100	1,972,213	-	1,980,313

Net loss, December 31, 2008	-	-	-	(699,020)	(699,020)

Balance, December 31, 2008	70,100,000	70,100	2,187,525	(743,415)	1,514,210

Stock-based compensation	-	-	549,720		549,720

Net loss, December 31, 2009	-	-	-	(2,045,633)	(2,045,633)

Balance, December 31, 2009	70,100,000	$70,100	$2,737,245	$(2,789,048)	$18,297

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008 and
For the Period from June 28, 2006 (Inception) through December 31, 2009

			June 28, 2006
	Year	Year	(inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(2,045,633)	$(699,020)	$(2,789,048)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock option expense	549,720	181,612	731,332
Common stock issued for services	-	-	4,500
Changes in operating assets and liabilities:
Prepaid expenses	34,691	(55,870)	(21,679)
Other assets	-	-	-
Accounts payable related party	83,332	-	83,332
Accounts payable	22,945	59,429	82,374
Net cash used in operating activities	(1,354,945)	(513,849)	(1,909,189)

Cash Flows from Financing Activities
Issuance of common stock, net of offering costs	-	2,030,313	2,058,313
Repayment of insurance financing	(14,311)	-	(14,311)
Loan from stockholder	-		13,200
Net cash provided by (used in) financing activities	(14,311)	2,030,313	2,057,202

Net Increase (Decrease) in Cash	(1,369,256)	1,516,464	148,013

Cash at Beginning of Period	1,517,269	805	-
Cash at End of Period	$148,013	$1,517,269	$148,013

Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Financing Transactions
Forgiveness of debt by stockholder	$-	$-	$13,200

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (the Company) was incorporated on June 28, 2006 in Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops (the “Legacy Business”). However, recently the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically in Peru, with primary focus on gold mining projects across the exploration and development stages.  The Company is in the development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2009 and 2008.  The Company may, in the normal course of operations, maintain cash balances in excess of federally insured limits.  At December 31, 2008, cash and cash equivalents exceeded the federally insured limits by $1,267,269.

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

Income Taxes

In accordance with SFAS No. 109, ASC 740 “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Earnings per Share

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance SFAS No. 128, ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS.  Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2009 and 2008, the carrying value of the assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

 Stock Split

On February 2, 2009 and January 15, 2010, the Company implemented 2 for 1 stock splits.  The par value of the common stock was not affected by the stock splits.  Upon effectiveness of the stock splits, each stockholder received two share of common stock for every share of common stock owned as of February 2, 2009 and again on January 25, 2010, the stock splits’ record dates.  The stock split does not affect the number of common stock authorized for issuance.  All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees in accordance with FASB ASC Topic No. 718 – 10 (formerly SFAS No. 123(R), Share-Based Payment) and to non-employees in accordance with FASB ASC Topic No. 505 – 50 (formerly EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).

Recent accounting pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results, of operations or cash flows.

 NOTE 3. GOING CONCERN

During the year ended December 31, 2009, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $2.79 million as of December 31, 2009.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4. STOCK TRANSACTIONS

On October 3, 2006 the Company issued 40,000,000 common shares to a director for $10,000.

On February 23, 2007 the Company issued 36,000,000 common shares to 36 non-affiliated stockholders for a total of $18,000 pursuant to a SB-2 Registration Statement.

On July 2, 2007, the Company issued 24,000,000 common shares to Magdalena Cruz, President and CEO, in exchange for her services valued at $4,500.

On February 7, 2008, the company issued 2,000,000 common shares to Milestone Enhanced Fund Ltd. for $50,000.

On July 18, 2008, 40,000,000 common shares held by the director were cancelled.

On each of July 18, 2008, January 15, 2009, and January 15, 2010, the Company declared two for one (2 for 1) forward stock splits on each common share.  All share and per share amounts have been adjusted retroactively from inception to reflect these splits.

In September, 2008, the Company issued 8,100,000 shares through a private placement to various individuals and entities at the price of $0.25 per share.  Total proceeds were $1,980,313, net of offering costs of $44,687.

NOTE 5. OPTIONS AND WARRANTS

The 2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and of an affiliate or subsidiary of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 16,000,000 shares of common stock are available for issuance under the 2008 plan. As of December 31, 2009, options had been granted under the 2008 Plan exercisable for an aggregate of 6,960,000.  Options granted under the 2008 Plan are generally granted with a strike price equal to market value and a ten year term.  The outstanding options vest over periods ranging from three months to three years.

Effective July 21, 2008, the President and CEO of the Company was granted an option to purchase 6,200,000 shares of Common Stock with a fair value of $1,237,539.  The options are exercisable at $0.25 per share, expire in ten years and 1/3 per year for 3 years.

On December 8, 2008, a consultant was granted 120,000 options with a fair value of $20,416.  The options are exercisable at $0.25 per share, expire in 10 years and vest over 3 months.

On January 1, 2009, the Company granted 180,000 options to a consultant with a fair value of $30,546.  The options are exercisable at $0.25 per share, vest equally over 3 months and expire in 10 years.

On March 8, 2009, the Company granted 120,000 options to a consultant with a fair value of $21,224.  The options are exercisable at $0..25 per share, vest equally over 3 months and expire in 10 years.

On April 1, 2009, the Company granted 120,000 options to a consultant with a fair value of $21,108.  The options are exercisable at $0.25 per share, vest equally over 2 months and expire in 10 years.

On June 1, 2009, the Company granted options to purchase (i) 60,000 shares to a consultant with a fair value of $10,754, and (i) 40,000 shares to a consultant with a fair value of $7,053.  The 60,000 options are exercisable at $0.25 per share, vest equally over 3 months and expire in 10 years. The 40,000 options are exercisable at $0.25 per share, vest over 1 month and expire in 10 years.

On September 8, 2009, the Company granted 120,000 options to a consultant with a fair value of $21,683.  The options are exercisable at $0.25 per share, vest equally over 3 months and expire in 10 years.

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	—	—	—	—
Granted	6,320,000	.25	8.56	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2008	6,320,000	.25	8.56	—
Granted	640,000	$.25	9.28	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at December 31, 2009	6,960,000	$.25	8.63	$—
Exercisable at December 31, 2009	2,706,667	.25	8.69	$—

As of December 31, 2009, 2,706,667 options are vested or exercisable.  During the year ended December 31, 2009, 640,000 options were granted with a weighted average grant date fair value of $0.25.  During the year ended December 31, 2009, the Company recognized stock-based compensation expense of $549,720 related to stock options.  As of December 31, 2009, there was approximately $640,808 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.55 years.

The fair value of the options granted during the twelve months ended December 31, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date		$.25 (1)
Risk-free interest rate		1.87%-3.28% %
Dividend yield		0.00%
Volatility factor		118.98%-129.45%
Weighted average expected life	5.5	years (2)

Expected forfeiture rate		5%

(1)	The market value of the stock was calculated based on the July 25, 2008 private placement that sold 8,100,000 shares at $0.25 per share.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

There are no warrants outstanding at December 31, 2009.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of June 30, 2008, Magdalena Cruz, the sole officer, director and stockholder of the Company, forgave loans to the Company totaling $13,200, which was recorded as additional paid in capital.

As of July 18, 2008, 40,000,000 shares of restricted Common Stock held by Ms. Cruz were cancelled.

Effective July 21, 2008, Ms. Cruz resigned from her position as director of the Company, Luis Saenz was appointed the Company’s director, President and Chief Executive Officer. He was granted an option to purchase 6,200,000 shares of Common Stock at $0.25, vesting over three years.

During the year ended December 31, 2008, Nadine C. Smith, our Chairman, purchased 2,000,000 shares of our common stock for $500,000.  Ms. Smith owns an additional 23,020,000 shares of our common stock.  Luis F. Saenz, our President and Chief Executive Officer, purchased 400,000 shares of our common stock for $100,000.

NOTE 7. INCOME TAXES

Loreto Resources Corporation, files a U.S. Federal income tax return.  The Company’s foreign subsidiary files income tax returns in its jurisdictions. The components of the consolidated taxable net loss before income tax benefit are as follows:

	2009	2008

U.S.	$912,375	$392,464
Non-U.S.	583,537	169,340
Total	1,495,912	561,804

The components of the Company’s deferred tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets and liabilities:
Loss carry-forwards	$508,610	$175,919
Stock-based compensation	186,904	61,748
Total deferred tax assets	695,515	237,667
Valuation allowance	(695,515)	(237,667)

As of December 31, 2009, the Company had generated U.S. net operating loss carry-forwards of $1,304,842, which expire from 2027 to 2029 and net loss carry-forwards in certain non-U.S. jurisdictions of $367,742. These net operating loss carry-forwards are available to reduce future taxable income. However, a, change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carry-forwards. Additionally, because federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2009 and 2008.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

The Company has signed a three-year non-cancellable lease for approximately 1,600 square feet of office space in Lima, Peru to be paid in U.S. dollars, subject to a three-percent annual increase, expiring on September 30, 2011.

The Company is amortizing this lease as it is paid rather than expensing it on a straight line basis. The difference between the two methods is not material.

Year	Total Lease Payment Amount
2010	$41,529
2011	$31,147

NOTE 9. GENERAL & ADMINISTRATIVE EXPENSES

The following table shows the major components of general and administrative expenses for the year ended December 31, 2009 and 2008:

	2009	2008
Compensation	$892,362	$285,777
Professional Fees (Accounting, Legal and Consulting)	766,318	164,721
Other general & administrative expenses	389,847	254,722
	$2,048,527	$705,220

NOTE 10. SUBSEQUENT EVENTS

On January 15, 2010, the Company’s Board of Directors approved a 2-for-1 forward split (the “Forward Split”) of the Company’s common stock, par value $0.001 per share.  The declaration date for the stock split was January 15, 2010, the record date was January 25, 2010, and the ‘ex” date is January 29, 2010.

The Forward Split will entitle each Loreto shareholder of record on January 25, 2010 to receive one additional share of common stock for each one share owned. The stock split does not affect the number of common stock authorized for issuance.  All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented (see Note 2).

The Company evaluated subsequent events through April 15, 2010.