Form 10-Q
period 2010-03-31
Loreto Resources Corp.
filed 2010-05-17
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

There were 70,100,000 shares of common stock issued and outstanding as of May 14, 2010.

LORETO CORPORATION

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Loreto Resources Corporation (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended December 31, 2009, previously filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited

	As of	As of
	March 31, 2010	December 31, 2009

ASSETS

Current Assets
Cash	$65,042	$148,013
Receivable from related party	15,346	-
Prepaid expenses	51,471	61,644
Total Current Assets	131,859	209,657

Non-Current Assets
Deposits	5,882	5,628

TOTAL ASSETS	$137,741	$215,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$123,310	$82,374
Accounts payable-related party	145,832	83,332
Insurance financing	16,645	31,282
Total Current Liabilities	285,787	196,988
Total Liabilities	285,787	196,988

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, ($.001 par value, 300,000,000 shares authorized; 70,100,000 shares issued and outstanding) as of March 31, 2010 and December 31, 2009	70,100	70,100
Additional paid in capital	2,838,961	2,737,245
Deficit accumulated in the development stage	(3,057,107)	(2,789,048)
Total Stockholders' Equity (Deficit):	(148,046)	18,297

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$137,741	$215,285

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
Unaudited

			June 28, 2006
	Three months	Three months	(inception)
	ended	ended	through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues
Revenues	$-	$-	$-
Total revenues	-	-	-

Operating costs
General and administrative expenses	267,551	580,187	3,065,693

Loss from operations	(267,551)	(580,187)	(3,065,693)

Other income (expense):
Interest expense	(560)	-	(1,447)
Interest income	52	2,346	10,033
Total other income (expense)	(508)	2,346	8,586

Net loss	$(268,059)	$(577,841)	$(3,057,107)

Basic loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	70,100,000	70,100,000

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			June 28, 2006
			(inception)
	Three months	Three months	through
	ended	ended	March 31,
	March 31, 2010	March 31, 2009	2010

Cash Flows from Operating Activities
Net loss	$(268,059)	$(577,841)	$(3,057,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	101,716	161,876	833,048
Common stock issued for services		-	4,500
Changes in operating assets and liabilities:
Receivable from related party	(15,346)	-	(15,346)
Prepaid expenses and deposits	9,919	14,656	(11,760)
Accounts payable related party	62,500	-	145,832
Accounts payable	40,936	138,924	123,310
Net cash used in operating activities	(68,334)	(262,385)	(1,977,523)

Cash Flows from Financing Activities
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(14,637)	-	(28,948)
Loan from stockholder	-	-	13,200
Net cash provided by (used in) financing activities	(14,637)	-	2,042,565

Net Increase (Decrease) in Cash	(82,971)	(262,385)	65,042

Cash at Beginning of Period	148,013	1,517,269	-
Cash at End of Period	$65,042	$1,254,884	$65,042

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (“Loreto” or the “Company”) was incorporated on June 28, 2006 in Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, recently the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically in Peru. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 915, “Accounting and Reporting by Development Stage Enterprises”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Loreto Resources Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2009, as reported in Form 10-K, have been omitted.

a.  Stock Splits

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

b.  Recent accounting pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results, of operations or cash flows.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 3. GOING CONCERN

During the three months ended March 31, 2010, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $3.1 million.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company’s chief executive officer agreed to defer receipt of his salary from September 2009 to March 31, 2010.  Total unpaid salary amounting to $145,832 is shown as Accounts payable-related party in the consolidated balance sheet as of March 31, 2010.

Starting in November 2009, Li3 Energy, Inc., a company in which the Loreto’s chief executive officer and interim financial officer function in the same capacity (“related party company”), started utilizing the administrative personnel and office space of Loreto, which has an office located in Lima, Peru.  As such, certain net common costs initially paid by Loreto for the three months ended March 31, 2010 and 2009, were allocable to the related party company, as follows:

	Three Months Ended March 31,
	2010	2009
Administrative salaries	$5,100	$-
Utilities and maintenance expenses	12,203	-
	$17,303	$-

During the three months ended March 31, 2010, the related party company partially paid $1,957 to Loreto. The related receivable due from the related party company arising from these common costs amounting to $15,346 is shown as a receivable from related party in the consolidated balance sheet as of March 31, 2010.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 5. OPTIONS AND WARRANTS

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	6,960,000	$0.25	8.63	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at March 31, 2010	6,960,000	0.25	8.38	—
Exercisable at March 31, 2010	2,826,667	0.25	8.49	—

No options were granted during the three months ended March 31, 2010.  During the three months ended March 31, 2010, the Company recognized stock-based compensation expense of $101,716 related to stock options.  As of March 31, 2010, there was approximately $539,092 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.31 years.

There are no warrants outstanding at March 31, 2010.

NOTE 6. SUBSEQUENT EVENTS

Effective May 5, 2010, the Company and Luis Saenz entered into a written agreement (the “Termination Agreement”) pursuant to which Mr. Saenz’s employment agreement with the Company dated July 21, 2008 (the “Employment Agreement”) was terminated.  Pursuant to the terms of the Termination Agreement, Mr. Saenz released the Company from any and all obligations to him relating to the Employment Agreement, including, but not limited to, any and all rights and claims to compensation, bonuses and expense reimbursements.  Mr. Saenz also agreed to terminate his option agreement with the Company dated July 21, 2008 and has relinquished all rights originally granted under that agreement.  Mr. Saenz will remain as the President and Chief Executive Officer and a director of the Company.

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

OVERVIEW AND RECENT DEVELOPMENTS

Loreto Resources Corporation is an exploration stage, growth oriented mineral resource company engaged in the acquisition, development and production of significant base and precious metals deposits.

During the year ended December 31, 2009, we entered into a number of letters of intent relating to the acquisition of various mining properties in Peru and other South American countries.  Previously, we were seeking development and production-stage zinc, copper, gold and silver mining assets. For commercial reasons, we decided not to pursue any of the acquisitions proposed in those letters.

We recently changed our focus and are now primarily seeking mining assets in the gold sector.  Our business objective is to develop a substantial gold mining company with an initial focus in South America, and particularly in Peru, where we have established an operating subsidiary with executive offices in Lima.

On January 15, 20101, our Board of Directors declared an additional 2 for 1 forward stock split in the form of a dividend.  The record date for the stock dividend was January 25, 2010, the payment date was January 28, 2010 and the “Ex” date was January 29, 2010.

We have begun identifying and investigating gold mining investment opportunities in various South American countries but we have not yet finalized decisions to pursue any particular opportunities.

During the three months ended March 31, 2010, we did not generate any revenue and therefore we have been unable to generate cash flows sufficient to support our operations and we have been dependent on equity financing. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $3.1 million.  These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Subsequent Events

Effective May 5, 2010, we entered into a written agreement with Luis Saenz (the “Termination Agreement”) pursuant to which Mr. Saenz’s employment agreement with us dated July 21, 2008 (the “Employment Agreement”) was terminated.  Pursuant to the terms of the Termination Agreement, Mr. Saenz released us from any and all obligations to him relating to the Employment Agreement, including, but not limited to, any and all rights and claims to compensation, bonuses and expense reimbursements.  Mr. Saenz also agreed to terminate his option agreement with us dated July 21, 2008 and has relinquished all rights originally granted under that agreement.  Mr. Saenz will remain as our President and Chief Executive Officer and a director.

1.  As further discussed in our Form 8-K filed with the Securities and Exchange Commission on January 28, 2010.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $267,551 and $580,187 for the three months ended March 31, 2010 and 2009, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for the three months ended March 31, 2010 and 2009 were $268,059 and $577,841, respectively.

We have generated no revenues and our net operating loss from inception through March 31, 2010 was $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at March 31, 2010 was $65,042 as compared to $148,013 at December 31, 2009.

On September 17, 2008 we completed the Private Placement of our Common Stock for net proceeds to us of $1,980,313. We have been using the proceeds of the Private Placement for working capital purposes.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Loreto Resources Corporation

Date: May 17, 2010	By	/s/Luis F. Saenz
Luis F. Saenz, President and
Principal Executive Officer

Date: May 17, 2010	By	/s/Eric E. Marin
Eric E. Marin, Interim Principal
Financial Officer