Form 10-Q
period 2010-06-30
Loreto Resources Corp.
filed 2010-08-20
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

There were 70,100,000 shares of common stock issued and outstanding as of August 13, 2010.

LORETO RESOURCES CORPORATION

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets (unaudited)	3

	Consolidated Statements of Operations (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4T	Controls and Procedures	11

Part II Other Information		12

Item 6	Exhibits	12

Signatures		13

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

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited

	As of	As of
	June 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash	$1,433	$148,013
Receivable from related party	21,859	-
Prepaid expenses	42,778	61,644
Total Current Assets	66,070	209,657

Non-Current Assets
Deposits	5,933	5,628

TOTAL ASSETS	$72,003	$215,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$125,136	$82,374
Accounts payable-related party	-	83,332
Insurance financing	1,673	31,282
Total Current Liabilities	126,809	196,988

Total Liabilities	126,809	196,988

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value, 10,000,000 shares authorized;
0 shares issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $.001 par value, 300,000,000 shares authorized;
70,100,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	70,100	70,100
Additional paid-in capital	3,538,460	2,737,245
Deficit accumulated in the development stage	(3,663,366)	(2,789,048)
Total Stockholders' Equity (Deficit)	(54,806)	18,297

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$72,003	$215,285

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
Unaudited

					June 28, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Revenues
Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

Operating costs
General and administrative expenses	622,263	495,061	889,814	1,075,248	3,687,956

Loss from operations	(622,263)	(495,061)	(889,814)	(1,075,248)	(3,687,956)

Other income (expense):
Interest income	9	735	61	3,081	10,042
Interest expense	(226)	-	(786)	-	(1,673)
Gain on forgiveness of debt	16,221	-	16,221	-	16,221

Total other income (expense)	16,004	735	15,496	3,081	24,590

Net loss	$(606,259)	$(494,326)	$(874,318)	$(1,072,167)	$(3,663,366)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding -
basic and diluted	70,100,000	70,100,000	70,100,000	70,100,000

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			June 28, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(874,318)	$(1,072,167)	$(3,663,366)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock option expense	640,826	312,906	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	(16,221)	-	(16,221)

Changes in operating assets and liabilities:
Receivable from related party	(21,859)	-	(21,859)
Prepaid expenses and deposits	18,561	26,575	(3,118)
Accounts payable	58,983	(8,022)	141,357
Accounts payable - related party	70,512	-	153,844
Net cash provided by (used in) operating activities	(123,516)	(740,708)	(2,032,705)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Capital contributions	6,545	-	6,545
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(29,609)	-	(43,920)
Net cash provided by (used in) financing activities	(23,064)	-	2,034,138

Net Increase (Decrease) in Cash	(146,580)	(740,708)	1,433

Cash at Beginning of Period	148,013	1,517,269	-
Cash at End of Period	$1,433	$776,561	$1,433

Supplemental Cash Flow Information

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Non-cash investing and financing activities

Debt forgiveness by related party	$153,844	$-	$153,844

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (“Loreto” or the “Company”) was incorporated on June 28, 2006 in Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, recently the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically in Peru. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 915, “Accounting and Reporting by Development Stage Enterprises”.

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

a.  Stock Splits

On February 2, 2009 and January 15, 2010, the Company implemented 2 for 1 stock splits. The par value of the common stock was not affected by the stock splits. Upon effectiveness of the stock splits, each stockholder received two shares of common stock for every share of common stock owned as of February 2, 2009 and again on January 25, 2010, the stock splits’ record dates. The stock split does not affect the amount of common stock authorized for issuance. All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

b.  Recent Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 3. GOING CONCERN

During the six months ended June 30, 2010, Loreto has not generated any revenue, and therefore, has been unable to generate cash flows sufficient to support its operations and has been dependent on equity financing. In addition to negative cash flows from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $3.7 million.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company’s chief executive officer agreed to defer receipt of his salary from September 2009 until his employment agreement was terminated on May 5, 2010, at which time the related accrued salaries amounting to $153,844 was written off and a contribution to capital was recorded. FASB ASC 470-50-40-2 states “extinguishment transactions between related entities may be in essence capital transactions.”

Starting in November 2009, Li3 Energy, Inc., a company in which Loreto’s chief executive officer and interim financial officer function in the same capacity (“related party company”), started utilizing the administrative personnel and office space of Loreto, which has an office located in Lima, Peru. As such, certain net common costs initially paid by Loreto for the six months ended June 30, 2010 and 2009, were allocable to the related party company, as follows:

	Six Months Ended June 30,
	2010	2009
Administrative salaries	$5,100	$-
Utilities and maintenance expenses	16,759	-
	$21,859	$-

The related receivable due from the related party company arising from these common costs, amounting to $21,859, is shown as a receivable from related party in the consolidated balance sheet as of June 30, 2010.

NOTE 5. VENDOR RELEASE AND SETTLEMENTS

During June 2010, the Company entered into release and settlement agreements with certain third party vendors. As per those agreements, the liabilities were either paid or written off. Two third party vendors were paid a total of $20,000. The amount of $2,800 was paid to the Company’s former interim chief financial officer for past services performed. A payable amount totaling $16,221 related to accounting services was written off, and a gain was recorded. The

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

amount totaling $6,545 was paid directly by the Company’s chief executive officer, and considered a contribution to capital.

NOTE 6. OPTIONS AND WARRANTS

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	6,960,000	$0.25	8.63	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired / Forfeited	6,960,000	0.25	—	—
Outstanding at June 30, 2010	—	—	—	—
Exercisable at June 30, 2010	—	—	—	—

No options were granted during the six months ended June 30, 2010. On May 5, 2010, the Company’s chief executive officer’s stock option agreement was terminated. As such, 6,200,000 options were cancelled. During May and June 2010, the remaining stock option agreements were terminated, resulting in the cancellation of 760,000 options. During the six months ended June 30, 2010, the Company recognized stock-based compensation expense of $640,826 related to stock options.

There are no warrants outstanding at June 30, 2010.

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

OVERVIEW AND RECENT DEVELOPMENTS

Loreto Resources Corporation is an exploration stage, growth oriented resource company recently focused on the acquisition, development and production of significant base and precious metals deposits.

During the year ended December 31, 2009, we entered into a number of letters of intent relating to the acquisition of various mining properties in Peru and other South American countries.  We were seeking, at that time, development and production-stage zinc, copper, gold and silver mining assets. For commercial reasons, we decided not to pursue any of the acquisitions proposed in those letters.

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

1.  As further discussed in our Form 8-K filed with the Securities and Exchange Commission on January 28, 2010.

Additionally, during the three months ended June 30, 2010, we reached settlements with all of our creditors in connection with outstanding bills relating to our former proposed mining operations.  We also terminated option agreements that we had in place with a number of consultants.

During the three months ended June 30, 2010, we did not generate any revenue and therefore we have been unable to generate cash flows sufficient to support our operations and we have been dependent on equity financing. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $3.1 million.  These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

 RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and Three Months Ended June 30, 2009

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $622,263 and $495,061 for the three months ended June 30, 2010 and 2009, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended June 30, 2010 and 2009 was $(606,259) and $(494,326), respectively.

We have generated no revenues and our net operating loss from inception through June 30, 2010 was $(3,663,366).

Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009

We incurred general and administrative expenses of $889,814 and $1,075,248 for the six months ended June 30, 2010 and 2009, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for six months ended June 30, 2010 and 2009 was $(874,318) and $(1,072,167), respectively.

The change from the 2009 to the 2010 three and six month periods reflect our increased costs incurred as a result of the ramping up of our business and exploration related expenditures incurred in connection with our review and analysis of prospective South American mining operation investment opportunities in fiscal 2009 offset by a decrease in costs as a result of our winding down of our planned South American mining exploration business in fiscal 2010 as well as stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at June 30, 2010 was $1,433 as compared to $148,013 at December 31, 2009.

On September 17, 2008 we completed the Private Placement of our Common Stock for net proceeds to us of $1,980,313. We have been using the proceeds of the Private Placement for working capital purposes.

We presently do not have any available credit, bank financing or other external sources of liquidity, and the net proceeds from the Private Placement have been depleted. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next three months.  We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

The management of Loreto Resources Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our senior management, consisting of Luis F. Saenz, our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and interim chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of June 30, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

Management believes that the material weaknesses set forth the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside Directors, who shall be appointed to a fully functioning audit committee, would remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description

10.1	Contract Termination Agreement between the Registrant and Luis F. Saenz dated May 5, 2010
31.1/31.2	Certification of Principal Executive Officer and Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Loreto Resources Corporation

Date: August 20, 2010	By:	/s/ Luis F. Saenz
Luis F. Saenz, President, Principal Executive Officer and Interim Principal Financial Officer