Form 10-Q
period 2010-09-30
Loreto Resources Corp.
filed 2010-11-15
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 70,298,322 shares of common stock issued and outstanding as of November 15, 2010.

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

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited

	As of	As of
	September 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash	$1,126	$148,013
Due from related party	10,818	-
Prepaid expenses	24,714	61,644
Total Current Assets	36,658	209,657

Non-Current Assets
Deposits	6,011	5,628

TOTAL ASSETS	$42,669	$215,285

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$143,605	$82,374
Accounts payable - related party	-	83,332

Advances	7,819	-
Insurance financing	-	31,282

Total Current Liabilities	151,424	196,988

Total Liabilities	151,424	196,988

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized; 0 shares issued and outstanding as of
September 30, 2010 and December 31, 2009	-	-
Common stock, $.001 par value, 300,000,000 shares
authorized; 70,100,000 shares issued and outstanding
as of September 30, 2010 and December 31, 2009	70,100	70,100
Additional paid-in capital	3,538,460	2,737,245
Deficit accumulated during exploration stage	(3,717,315)	(2,789,048)
Total Stockholders’ Equity (Deficit)	(108,755)	18,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$42,669	$215,285

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
Unaudited

					June 28, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
Revenues
Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

Operating costs
General and administrative expenses	75,525	575,606	965,339	1,650,854	3,763,481

Loss from operations	(75,525)	(575,606)	(965,339)	(1,650,854)	(3,763,481)

Other income (expense):
Interest income	-	537	61	3,618	10,042
Interest expense	(1)	-	(787)	-	(1,674)
Gain on forgiveness of debt	21,577	-	37,798	-	37,798

Total other income	21,576	537	37,072	3,618	46,166

Net loss	$(53,949)	$(575,069)	$(928,267)	$(1,647,236)	$(3,717,315)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding -
basic and diluted	70,100,000	70,100,000	70,100,000	70,100,000

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			June 28, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss	$(928,267)	$(1,647,236)	$(3,717,315)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock option expense	640,826	429,296	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	(37,798)	-	(37,798)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	36,547	41,168	14,868
Accounts payable	99,029	48,603	181,403
Accounts payable - related party	70,512	-	153,844

Due from related party	(10,818)	-	(10,818)
Net cash used in operating activities	(129,969)	(1,128,169)	(2,039,158)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Cash advances	7,819	-	7,819
Capital contributions	6,545	-	6,545
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(31,282)	-	(45,593)
Net cash provided by (used in) financing activities	(16,918)	-	2,040,284

Net Increase (Decrease) in Cash	(146,887)	(1,128,169)	1,126

Cash at Beginning of Period	148,013	1,517,269	-
Cash at End of Period	$1,126	$389,100	$1,126

Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Debt forgiveness by related party	$153,844	$-	$153,844
Forgiveness of debt by stockholder	$-	$-	$13,200

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (“Loreto” or the “Company”) was incorporated on June 28, 2006 in Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, in 2008 the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically in Peru. Recently, the Company changed its focus again and is now looking for quality investment opportunities not necessarily in the mining sector or in South America.  The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 915, “Accounting and Reporting by Development Stage Enterprises”.

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

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2010, Loreto has not generated any revenue, and therefore, has been unable to generate cash flows sufficient to support its operations and has been dependent on equity financing. In addition to negative cash flows from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $3.7 million.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4. ADVANCES

In July and August 2010, a third party advanced the Company a total of $7,819 for working capital purposes. These cash advances are non-interest bearing, and were later paid back to the third party on November 3, 2010 from the proceeds of the private placement offering (the “Offering”). [See Note 8]

NOTE 5. RELATED PARTY TRANSACTIONS

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

Starting in November 2009, Li3 Energy, Inc., a company in which Loreto’s chief executive officer and interim financial officer function in the same capacity (“related party company”), started utilizing the administrative personnel and office space of Loreto, which has an office located in Lima, Peru. As such, certain net common costs initially paid by Loreto for the nine months ended September 30, 2010 and 2009, were allocable to the related party company, as follows:

	Nine Months Ended September 30,
	2010	2009

Administrative salaries	$2,380	$-
Utilities and maintenance expenses	8,438	-
	$10,818	$-

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

The related receivable due from the related party company arising from these common costs, amounting to $10,818, is shown as a due from related party in the consolidated balance sheet as of September 30, 2010.

NOTE 6. VENDOR RELEASE AND SETTLEMENTS

During June and August 2010, the Company entered into release and settlement agreements with certain third party vendors. As per those agreements, the liabilities were either paid or written off. Two third party vendors were paid a total of $20,000. The amount of $2,800 was paid to the Company’s former interim chief financial officer for past services performed. Payable amounts totaling $37,798 related to accounting and financial services were written off, and a gain was recorded. The amount totaling $6,545 was paid directly by the Company’s chief executive officer, and considered a contribution to capital.

On September 30, 2010, the Company reached a settlement agreement with its legal counsel, whereby the legal counsel agreed to forego payment of $49,580 in legal fees due for the 2009 fiscal year upon delivery of 198,322 restricted shares of the Company’s common stock. The restricted shares are valued at $0.25 per share. As of September 30, 2010, the legal counsel had not been issued the shares, and per the agreement the related payable for legal fees had not been relieved.

NOTE 7. OPTIONS AND WARRANTS

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	6,960,000	$0.25	8.63	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired / Forfeited	6,960,000	0.25	—	—
Outstanding at September 30, 2010	—	—	—	—
Exercisable at September 30, 2010	—	—	—	—

No options were granted during the nine months ended September 30, 2010. On May 5, 2010, the Company’s chief executive officer’s stock option agreement was terminated. As such, 6,200,000 options were cancelled. During May and June 2010, the remaining stock option agreements were terminated, resulting in the cancellation of 760,000 options. During the nine months ended September 30, 2010, the Company recognized stock-based compensation expense of $640,826 related to stock options.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

There are no warrants outstanding at September 30, 2010.

NOTE 8. SUBSEQUENT EVENTS

On November 2, 2010, the Company completed the initial closing of a private placement offering of its 10% Convertible Promissory Notes. In the initial closing of the offering, the Company sold $121,885 in principal amount of the notes.

On November 11, 2010, the 198,322 shares related to the settlement agreement with the Company's legal counsel [Note 6] were issued.

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

We recently changed our focus and are now primarily seeking quality assets and investment opportunities.  During the quarter ended September 30, 2010, we closed our office in Lima, Peru.

On January 15, 20101 our Board of Directors declared an additional 2 for 1 forward stock split in the form of a dividend.  The record date for the stock dividend was January 25, 2010, the payment date was January 28, 2010 and the “Ex” date was January 29, 2010.

We have begun identifying and investigating investment opportunities, but we have not yet finalized decisions to pursue any particular project.

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

Additionally, during the nine months ended September 30, 2010, we reached settlements with all of our creditors in connection with outstanding bills relating to our former proposed mining operations, and we terminated option agreements that we had in place with a number of consultants. We also reached a settlement agreement with Gottbetter & Partners, LLP, our legal counsel (“G&P”), whereby G&P agreed to forego payment of $49,580.49 in legal fees due for the 2009 fiscal year in exchange for and upon receipt of 198,322 restricted shares of our common stock (valued at $0.25 per share).  Those shares were issued to G&P on November 11, 2010.

1.  As further discussed in our Form 8-K filed with the Securities and Exchange Commission on January 28, 2010.

During the three months ended September 30, 2010, we did not generate any revenue and therefore we have been unable to generate cash flows sufficient to support our operations and we have been dependent on equity financing. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $3.7 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

 RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $75,525 and $575,606 for the three months ended September 30, 2010 and 2009, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2010 and 2009 was $(53,949) and $(575,069), respectively.

We have generated no revenues and our net operating loss from inception through September 30, 2010 was $(3,717,315).

Nine Months Ended September 30, 2010 and Nine Months Ended September 30, 2009

We incurred general and administrative expenses of $965,339 and $1,650,854 for the nine months ended September 30, 2010 and 2009, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for nine months ended September 30, 2010 and 2009 was $(928,267) and $(1,647,236), respectively.

The change from the 2009 to the 2010 three and nine month periods reflect our increased costs incurred as a result of ramping up our business and exploration related expenditures incurred in connection with our review and analysis of prospective South American mining operation investment opportunities in fiscal 2009 offset by a decrease in costs as a result of our winding down of our planned South American mining exploration business in fiscal 2010 as well as stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at September 30, 2010 was $1,126 as compared to $148,013 at December 31, 2009.

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

SUBSEQUENT EVENTS

On November 2, 2010, we completed the initial closing of a private placement offering (the “Offering”) of an aggregate of $150,000 principal amount of our 10% Convertible Promissory Notes (the “Notes”). In the initial closing of the Offering, we sold $121,885.30 of the Notes.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Management’s Remediation Initiatives

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

Loreto Resources Corporation

Date: November 15, 2010	By	/s/ Luis F. Saenz
Luis F. Saenz, President, Principal Executive Officer and Interim Principal Financial Officer