Form 10-K
period 2010-12-31
Loreto Resources Corp.
filed 2011-04-12
CIK 1380412

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-140148

Loreto Resources Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1266 1st Street, Suite 4 Sarasota, FL 34236	None
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number:  (941) 365-5081

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	None

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
Yes ☒   No ☐

On June 30, 2010, there were 70,100,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 40,680,000 shares were held by non-affiliates of the registrant.  The market value on June 30, 2010 of those shares held by non-affiliates was $10,170,000, based on the price of $0.25 per share (split-adjusted) for the registrant’s common stock which was sold in a private placement that closed initially on September 9, 2008.  Shares of common stock held by each officer and director have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission .  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

PART I

ITEM 1.    BUSINESS

History and General Development of Our Business

Loreto Resources Corporation was incorporated in the State of Nevada on June 28, 2006 under the name Loreto Corporation.  The Company was formed to design, print, market and sell greeting cards, wrapping paper, stationery products and collectibles in retail locations throughout Mexico (the “Legacy Business”).

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

On January 15, 2010 our Board of Directors declared an additional 2 for 1 forward stock split in the form of a dividend.  The record date for the stock dividend was January 25, 2010, the payment date was January 28, 2010 and the “Ex” date was January 29, 2010.

We have begun identifying and investigating new investment opportunities, but we have not yet finalized decisions to pursue any particular project.

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

Additionally, during the 12 months ended December 31, 2010, we reached settlements with all of our creditors in connection with outstanding bills relating to our former proposed mining operations, and we terminated option agreements that we had in place with a number of consultants.  We also reached a settlement agreement with Gottbetter & Partners, LLP, our legal counsel (“G&P”), whereby G&P agreed to forego payment of $49,580 in legal fees due for the 2009 fiscal year in exchange for and upon receipt of 198,322 restricted shares of our common stock (valued at $0.25 per share).  Those shares were issued to G&P on November 11, 2010.

Research and Development

We have not spent any amounts on research and development activities during either of the last two fiscal years.

Employees

As of March 31, 2011, we did not have any full time employees.

Expected Split-Off of Legacy Business

In connection with the discontinuation of our Legacy Business and the redirecting of our business strategy, we have decided to split off and sell all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Magdalena Cruz, our founding stockholder.  The Split Off is expected to close sometime during 2011.  We will contribute all of the assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary (“Split-Off Sub”), and immediately thereafter will sell all of the outstanding capital stock of Split-Off Sub to Ms. Cruz in exchange for the 20,000,000 (post-January 2010 stock split) shares of our Common Stock previously surrendered by Ms. Cruz, all of our Common Stock that Ms. Cruz currently owns, 24,000,000 (post-January 2010 stock split) shares, and the forgiveness by Ms. Cruz (which was effected as of June 30, 2008) of the $13,200 in loans she previously granted to us.  It is expected that Ms. Cruz will indemnify us and our officers and directors against any third party claims relating to the Legacy Business.  It is expected that Split-Off Sub and Ms. Cruz will also agree to release us and our officers, directors, stockholders, employees and agents from all liabilities incurred by Split-Off Sub or Ms. Cruz arising from, relating to, or in any way connected with, any fact, event, transaction, action or omission that occurred or failed to occur on or prior to the closing date of the Split-Off.  Following the Split-Off, Ms. Cruz will no longer be one of our stockholders.

ITEM 1A. RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

None.

ITEM 3.     LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the OTC Bulletin Board under the symbol “LRTC.OB”.

For the period from January 2, 2009 to December 31, 2010, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions.  Although our Common Stock was approved for listing on the OTC Bulletin Board on May 2, 2007, there has been minimal trading to date:

Fiscal Year Ended December 31, 2010 Quarter Ended	High Bid	Low Bid

January 4, 2010 through January 28, 2010	$0.40	$0.25
February 1, 2010 through March 31, 2010 (1)	$0.05	$0.01
June 30, 2010	$0.03	$0.01
September 30, 2010	$0.01	$0.01
December 31, 2010	$0.043	$0.01

Fiscal Year Ended December 31, 2009 Quarter Ended	High Bid	Low Bid

January 2, 2009 through January 30, 2009	$0.07	$0.07
February 2, 2009 through March 31, 2009 (2)	$0.05	$0.05
June 30, 2009	$ None	$ None
September 30, 2009	$ None	$ None
December 31, 2009	$0.40	$0.40

(1)	Pricing from February 1, 2010 reflects the January 2010 2:1 forward stock split.

(2)	Pricing from February 2, 2009 reflects the January 2009 2:1 forward stock split.

Because our Common Stock is thinly traded, bid information on our Common Stock does not necessarily represent its fair market value.

Holders

As of April 12, 2011, we had 70,298,322 shares of our Common Stock issued and outstanding held by 9 shareholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

On July 3, 2008, our Board of Directors and stockholders adopted the 2008 Plan which reserves a total of 16,000,0001 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan.  As of December 31, 2010, we have not issued any shares and there are no outstanding grants under the 2008 Plan.

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

Recent Sales of Unregistered Securities

On November 17, 2010, we completed the second and final closing of a private placement offering (the “2010 Offering”) of our 10% Convertible Promissory Notes (the “2010 Notes”).  We sold an aggregate principal amount of $149,960 of the 2010 Notes in the 2010 Offering.  The Notes will be automatically converted at the initial closing of the Company’s next private placement , together with accrued interest, into those securities of the Company offered in the private placement.

The 2010 Offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended , and Section 4(2) of the Securities Act.  The Notes were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States.  No commissions were paid in connection with the 2010 Offering.

1. Adjusted for the July 24, 2008, February 2, 2009 and January 29, 2010 2 for 1 stock splits.

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

Results of Operations

Fiscal year Ended December 31, 2010 and 2009

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $1,042,149 and $2,048,527 for the years ended December 31, 2010 and 2009, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for years ended December 31, 2010 and 2009 were $1,007,873 and $2,045,633 respectively.

We have generated no revenues and our net operating loss from inception through December 31, 2010 was $3,796,921.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2010 was $8,235.

The 2010 Offering

On November 17, 2010, we completed the second and final closing of the 2010 Offering in which we sold an aggregate principal amount of $149,960 of the Notes.  We have used the proceeds of the 2010 Offering for working capital purposes.

The 2011 Notes Offering

On March 15, 2011, we closed a private placement offering (the “2011 Offering”) of our 10% convertible promissory notes (the “2011 Notes”). In the 2011 Offering, we sold $90,000 in principal amount of the 2011 Notes. As of March 1, 2011, we deemed the 2010 Notes, along with accrued but unpaid interest, to have been converted, on a mandatory basis, into new notes on the same terms as the 2011 Notes.

The 2011 Notes bear interest of 10%, mature on March 31, 2012, and both the principal and accrued interest will be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in our next securities offering or other financing, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in our next securities offering or other financing, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which we sell at least $1,000,000 of our securities.

Working Capital Needs

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the 2010 offering and the 2011 offering.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.  At our current level of operation, we do not have sufficient cash to meet our expenses for the next twelve months.  We expect that we will need to obtain additional capital in order to meet our current working capital needs, execute our business plan, build our operations and become profitable.  In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions.  We have not made any decisions with respect to any such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

ITEM 9A.   CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Under the supervision and with the participation of our senior management, consisting of Luis F. Saenz, our Chief Executive and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our Chief Executive and Interim Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively.  Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive and Interim Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

Nadine C. Smith	53	Director and Chairman of the Board	July 3, 2008

Luis F. Saenz	40	President, Chief Executive Officer and Director	July 21, 2008

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

Mr. Saenz is also currently the Chief Executive Officer of Li3 Energy, Inc. (OTCBB:LIEG), an early stage, U.S. public company currently pursuing a business strategy in the lithium brine mining and energy sector in the Americas.  Accordingly, Mr. Saenz is only able to devote a portion of his time to our activities.  This may make it more difficult for our management to respond quickly and completely to challenges and opportunities that we may encounter, may limit our ability to timely consummate strategic transactions and may have an adverse effect on our results of operations.

Employment Agreements with Our Executives

Luis F. Saenz - Employment Agreement

We entered into an employment agreement effective as of July 21, 2008 (the “Employment Agreement”) with Luis F. Saenz pursuant to which Mr. Saenz was appointed as our President and Chief Executive Officer, with the following terms:

Mr. Saenz’s base annual compensation was set at $250,000.  In addition, Mr. Saenz was eligible to receive an annual cash bonus of up to fifty percent (50%) of his applicable base salary. Mr. Saenz’s annual bonus (if any) was to be in such amount (up to the limit stated above) as the Board was to determine in its sole discretion, based upon Mr. Saenz’s achievement of certain performance milestones to be established annually by the Board in discussion with Mr. Saenz (the “Milestones”).  For the years of employment ended December 31, 2009 and 2010, Mr. Saenz did not receive any bonus.

We also agreed to reimburse Mr. Saenz for his reasonable costs relating to his relocation to Lima Peru not to exceed a maximum of $20,000.  We paid Mr. Saenz approximately $13,750 for these reimbursed expenses.

On July 21, 2008, we granted Mr. Saenz an option to purchase an aggregate of 6,200,000 shares (forward split adjusted) of our Common Stock under our 2008 Equity Incentive Plan.  This option was terminated as discussed below.

The initial term of the Employment Agreement expired on July 21, 2009 and was automatically renewed for an additional one (1) year term.

Luis F. Saenz - Termination of Employment Agreement

Effective May 5, 2010, we entered into a written agreement with Luis Saenz (the “Termination Agreement”) pursuant to which the Employment Agreement with Mr. Saenz was terminated. Pursuant to the terms of the Termination Agreement, Mr. Saenz released us from any and all obligations to him relating to the Employment Agreement, including, but not limited to, any and all rights and claims to compensation, bonuses and expense reimbursements.  Mr. Saenz also agreed to terminate his option agreement with us dated July 21, 2008 and has relinquished all rights originally granted under that agreement.

Mr. Saenz remains as our President and Chief Executive Officer and a director.

Eric E. Marin

On March 9, 2009, we hired Eric E. Marin as our Interim Chief Executive Officer pursuant to an engagement letter dated March 3, 2009, on an independent contractor basis.  In accordance with his engagement letter, we paid Mr. Marin for his services to us on an hourly basis at the rate of $200 per hour.  Mr. Marin resigned from this position on June 2, 2010 and Mr. Saenz assumed the position as our Interim Chief Executive Officer as of that date.

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

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our President at 1266 1st Street, Suite 4, Sarasota, FL 34236.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2010 that received annual compensation during the fiscal year ended December 31, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Luis F. Saenz, Chief Executive Officer	2010	70,512	0	0	0	0	0	0	70,512
	2009	250,000	0	0	421,724	0	0	0	671,724

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by the Company's Named Executive Officers at December 31, 2010.
	Option awards
Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Luis F. Saenz, Chief Executive Officer	0	0	0	-	-
There were no stock awards to executive officers during the year ended December 31, 2010, and there are no stock awards outstanding as of December 31, 2010.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments.  During the fiscal year ended December 31, 2010 there were no arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 25, 2011 by:

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

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Nadine C. Smith	Common Stock	5,020,000	7.1%

Luis F. Saenz	Common Stock	400,000	*

All Officers and Directors	Common Stock	5,420,000	7.7%
As a Group (2 persons)

Magdalena Cruz	Common Stock	24,000,000	34.1%
47395 Monroe Street, #274
Indio, CA 92201

Aton Select Fund	Common Stock	6,000,000	8.5%
3076 Sir Francis Drake's Highway Raod Town, Tortola British Virgin Islands

Adrien Ellul	Common Stock	5,000,000	7.1%
SOHO Square 21 Lyndhurst Terrace Central, Hong Kong Hong Kong SAR

Mark Tompkins	Common Stock	5,000,000	7.1%
c/o Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY 10022

Paramount Strategy Corp.	Common Stock	5,000,000	7.1%
PO BOX 802 West Bay Cayman Islands KYI-1303

Affaires Financieres	Common Stock	4,000,000	5.7%
Nuschelerstrasse 44 8001 Zurich Switzerland

TangoCorp, Inc.	Common Stock	4,000,000	5.7%
802 Grand Pavilion PO Box 10335 APO West Bay Rd Grand Cayman, Cayman Islands

*Less than 1%.

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 25, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 70,298,322 shares of common stock outstanding as of March 25, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 3, 2008, our Board of Directors and stockholders adopted the 2008 Plan which reserves a total of 16,000,0002 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan.  As of the date hereof, we have not issued any shares under the 2008 Plan and we do not have any outstanding options or other awards under the 2008 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, ANDDIRECTOR INDEPENDENCE

Not applicable.

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

2.  Adjusted for the July 24, 2008, February 2, 2009 and January 28, 2010 two for one stock splits.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009
Audit fees (1)	$21,635	$22,070
Audit-related fees (2)	$36,476	$51,644
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$58,111	$73,714

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 3, 2008 (1)

3.2	3.2	By-Laws of Registrant (2)

3.3	*	Form of 2010 10% Convertible Promissory Note

3.4	*	Form of 2011 10% Convertible Promissory Note

10.1	10.1	Employment Agreement dated July 21, 2008 by and between Loreto Resources Corporation and Luis F. Saenz (3)

10.2	10.1	Contract Termination Agreement between the Registrant and Luis F. Saenz dated May 5, 2010 (3)

10.3	10.2	Stock Option Agreement dated July 21, 2008 between Loreto Resources Corporation and Luis F. Saenz (4)

10.4	10.1	Form of Subscription Agreement (5)

10.5	10.4	2008 Equity Incentive Plan (6)

10.6	*	Form of Subscription Agreement between the Registrant and each subscriber in the 2010 10% convertible notes private placement offering

10.7	*	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering

14.1	14	Code of Ethics (7)

Exhibit No.	SEC Report Reference Number	Description

21	*	List of Subsidiaries

31.1/31.2	*	Certification of Principal Executive Officer and Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

(3)
Filed with the SEC on August 20, 2010 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-140148) on Form 10-Q, which exhibit is incorporated herein by reference.

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

(7)
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

LORETO RESOURCES CORPORATION

Dated: April 12, 2011	By:	/s/ Luis F. Saenz
Luis F. Saenz, President and Chief Executive Officer and Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nadine C. Smith	Director	April 12, 2011
Nadine C. Smith

/s/ Luis F. Saenz	Director	April 12, 2011
Luis F. Saenz

PART IV – FINANCIAL INFORMATION

ITEM 15.      FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from June 28, 2006 (inception) through December 31, 2010	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from June 28, 2006 (inception) through December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from June 28, 2006 (inception) through December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7 – F-14

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors of
Loreto Resources Corporation
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheets of Loreto Resources Corporation, (“Loreto”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended and the period from June 28, 2006 (inception) through December 31, 2010.  The financial statements for the period from June 28, 2006 (inception) through December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those financial statements.  The financial statements for the period from June 28, 2006 (inception) through December 31, 2010 include no revenue and a net loss of $3,796,921.  Our opinion on the statements of operations, stockholder’ equity, and cash flows for the period from June 28, 2006 (inception) through December 31, 2010, in so far as it relates to amounts for prior periods through December 31,2007 is based solely on the report of the other auditor.  These consolidated financial statements are the responsibility of Loreto’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loreto as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the two years then ended and the period from June 28, 2006 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

April 12, 2011

LORETO RESOURCES CORPORATION
(A Development  Stage Company)
Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$8,235	$148,013
Prepaid expenses	40,290	61,644
Due from related party	10,712	-
Total Current Assets	59,237	209,657

Non-Current Assets
Deposits	5,952	5,628

TOTAL ASSETS	$65,189	$215,285

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$17,912	$82,374
Accounts payable-related party	-	83,332
Insurance financing	33,789	31,282
Notes and interest payable	135,458	-
Notes and interest payable-related party	16,811	-
Total Current Liabilities	203,970	196,988

Total Liabilities	203,970	196,988

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2010 and December 31, 2009	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 70,298,322 and 70,100,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	70,298	70,100
Additional paid-in capital	3,587,842	2,737,245
Deficit accumulated during exploration stage	(3,796,921)	(2,789,048)
Total Stockholders' Deficit	(138,781)	18,297

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,189	$215,285

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION
(A Development  Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009 and
For the Period from June 28, 2006 (Inception) through December 31, 2010

			June 28, 2006
	Year End	Year End	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

Operating costs
General and administrative expenses	1,042,149	2,048,527	3,840,291

Loss from operations	(1,042,149)	(2,048,527)	(3,840,291)

Other income (expense):

Interest income	63	3,781	10,044
Interest expense	(3,584)	(887)	(4,471)
Gain on forgiveness of debt	37,797	-	37,797

Total other income (expense)	34,276	2,894	43,370

Net loss	$(1,007,873)	$(2,045,633)	$(3,796,921)

Loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	$70,127,167	$70,100,000

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
From June 28, 2006 (Inception) through December 31, 2010

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total
Balance, June 28, 2006	-	$-	$-	$-	$-
Stock issued for cash on October 3, 2006 at $0.00025 per share	40,000,000	40,000	(30,000)	-	10,000
Net loss, December 31, 2006	-	-	-	(877)	(877)
Balance, December 31, 2006	40,000,000	40,000	(30,000)	(877)	9,123

Stock issued for cash on February 23, 2007 at $0.0005 per share	36,000,000	36,000	(18,000)	-	18,000
Stock issued for services on July 2, 2007 at $0.0001875 per share	24,000,000	24,000	(19,500)	-	4,500
Net loss, December 31, 2007	-	-	-	(43,518)	(43,518)
Balance, December 31, 2007	100,000,000	100,000	(67,500)	(44,395)	(11,895)

Stock issued for cash on February 7, 2008 at $0.025 per share	2,000,000	2,000	48,000	-	50,000
Debt forgiveness from related party on June 30, 2008	-	-	13,200	-	13,200
Restricted stock cancelled on July 18, 2008	(40,000,000)	(40,000)	40,000	-	-
Stock based-compensation on July 21, 2008	-	-	181,612	-	181,612
Stock issued for cash on September 17, 2008 at $0.25 per share, net of offering costs	8,100,000	8,100	1,972,213	-	1,980,313
Net loss, December 31, 2008	-	-	-	(699,020)	(699,020)
Balance, December 31, 2008	70,100,000	70,100	2,187,525	(743,415)	1,514,210

Stock-based compensation	-	-	549,720	-	549,720
Net loss, December 31, 2009	-	-	-	(2,045,633)	(2,045,633)
Balance, December 31, 2009	70,100,000	70,100	2,737,245	(2,789,048)	18,297
Stock-based compensation	-	-	640,826	-	640,826
Related party forgiveness of accounts payable & accrued payroll	-	-	160,389	-	160,389
Stock issued for settlement of accounts payable November 11, 2010 at $0.25 per share	198,322	198	49,382	-	49,580
Net loss, December 31, 2010	-	-	-	(1,007,873)	(1,007,873)
Balance, December 31, 2010	70,298,322	$70,298	$3,587,842	$(3,796,921)	$(138,781)

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009 and
For the Period from June 28, 2006 (Inception) through December 31, 2010

			June 28, 2006
	Year	Year	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss	$(1,007,873)	$(2,045,633)	$(3,796,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	640,826	549,720	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	(37,797)	-	(37,797)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	65,171	34,691	43,492
Accounts payable	22,915	22,945	105,289
Accounts payable-related party	77,057	83,332	160,389
Interest accrued on notes payable	2,041	-	2.041
Interest accrued on notes payable from related party	268	-	268
Due from related party	(10,712)		(10,712)
Net cash provided by (used in) operating activities	(248,104)	(1,354,945)	(2,157,293)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(41,634)	(14,311)	(55,945)
Proceeds from notes payable	133,417	-	133,417
Proceeds from notes payable-related party	16,543	-	16,543
Net cash provided by (used in) financing activities	108,326	(14,311)	2,165,528

Net Increase (Decrease) in Cash	(139,778)	(1,369,256)	8,235
Cash at Beginning of Period	148,013	1,517,269	-
Cash at End of Period	$8,235	$148,013	$8,235

Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest	$1,275	$-	$1,275
Income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Debt forgiveness by related party	$160,389	$-	$173,589
Insurance financing	$44,141	$	$44,141
Stock issued for settlement of accounts payable	$49,580	$-	$49,580
The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION
(A Development  Stage Company)
Notes to Consolidated Financial Statements

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
Recently, the Company changed its focus again and is now looking for quality investment opportunities not necessarily in the mining sector or in South America. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 915, “Accounting and Reporting by Development Stage Enterprises”.

On July 3, 2008, the Company amended its articles of incorporation to (1) change its name to Loreto Resources Corporation and (2) increase its authorized capital stock to 310,000,000 shares of which 300,000,00 shares are common stock, par value $0.001 per share (the “Common Stock”), and 10,000,000 shares are preferred stock, par value $0.001 per share.

On August 27, 2008, the Company formed its wholly-owned Cayman Island subsidiary, Loreto Resources Corporation-Peru.  This subsidiary was dissolved on March 31, 2011.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Loreto Resources Corporation-Peru, after elimination of all significant inter-company accounts and transactions.

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

LORETO RESOURCES CORPORATION
(A Development  Stage Company)
Notes to Consolidated Financial Statements

Income Taxes

In accordance with ASC Topic 740 “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Earnings per Share

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with ASC Topic 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010 and 2009, the carrying value of the assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock Split

On February 2, 2009 and January 15, 2010, the Company implemented 2-for-1 stock splits. The par value of the common stock was not affected by the stock splits. Upon effectiveness of the stock splits, each stockholder received two shares of common stock for every share of common stock owned as of February 2, 2009 and again on January 25, 2010, the stock splits’ record dates. The stock split does not affect the amount of common stock authorized for issuance. All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees in accordance with FASB ASC Topic 718 – 10 and to non-employees in accordance with FASB ASC Topic 505 – 50  .

LORETO RESOURCES CORPORATION
(A Development  Stage Company)
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its consolidated financial position, results of operations, or cash flows.

NOTE 3. GOING CONCERN

During 2010, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $3.8 million as of December 31, 2010.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4. VENDOR RELEASE AND SETTLEMENTS

During June and August 2010, the Company entered into release and settlement agreements with certain third party vendors. As per those agreements, the liabilities were either paid or written off. Two third party vendors were paid a total of $20,000. The amount of $2,800 was paid to the Company’s former interim chief financial officer for past services performed. Payable amounts totaling $37,797 related to accounting and financial services were written off, and a gain was recorded. The amount totaling $160,389 was settled for accounts payable and accrued salaries due to the  Company’s chief executive officer, and considered a contribution to capital.

On November 11, 2010, the Company reached a settlement agreement with its legal counsel, whereby the legal counsel agreed to forego payment of $49,580 in legal fees due for the 2009 fiscal year upon delivery of 198,322 restricted shares of the Company’s common stock. The restricted shares were valued at $0.25 per share.

NOTE 5. PROMISSORY NOTES

On November 2, 2010 and on November 17, 2010, the Company completed closings of a private placement offering of its convertible notes (the “2010 Notes”), totaling approximately $150,000 in principal, to eight stockholders and one unaffiliated third party. The 2010 Notes bore interest of 10%, would have matured on December 31, 2011. Both the principal and accrued interest are deemed mandatorily converted (see below) on March 15, 2011 at the price paid by investors in that offering, expressed as a percentage of the face amount of debt securities. As of December 31, 2010, the Company owed principal and accrued interest to third parties and to a related party of $135,458 and $16,811, respectively.

The company evaluated the conversion options under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of a private placement offering. As the closing had not occurred as of the year ended December 31, 2010, and as per FASB ASC Topic 470-20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of December 31, 2010.

LORETO RESOURCES CORPORATION
(A Development  Stage Company)
Notes to Consolidated Financial Statements

On March 15, 2011, the Company closed a private placement offering of its 10% convertible promissory notes (the “2011 Notes”) (See Note 11). In the closing of the offering, the Company sold $90,000 in principal amount of the 2011 Notes.

NOTE 6. STOCK TRANSACTIONS

On October 3, 2006, the Company issued 40,000,000 common shares to a director for $10,000.

On February 23, 2007, the Company issued 36,000,000 common shares to 36 non-affiliated stockholders for a total of $18,000 pursuant to a SB-2 Registration Statement.

On July 2, 2007, the Company issued 24,000,000 common shares to Magdalena Cruz, then President and CEO, in exchange for her services valued at $4,500.

On February 7, 2008, the Company issued 2,000,000 common shares to Milestone Enhanced Fund Ltd. for $50,000.

On July 18, 2008, 40,000,000 common shares held by Magdalena Cruz the director in 2008 were cancelled.

On July 18, 2008, January 15, 2009 and January 15, 2010, the Company declared two for one (2-for-1) forward stock splits on each common share. All share and per share amounts have been adjusted retroactively from inception to reflect these splits.

In September 2008, the Company issued 8,100,000 shares through a private placement to various individuals and entities at the price of $0.25 per share. Total proceeds were $1,980,313, net of offering costs of $44,687.

Each forward split entitled each Loreto shareholder of record on the specified dates to receive one additional common share for each one share owned. The stock split did not affect the amount of common stock authorized for issuance.

On November 11, 2010, the Company reached a settlement agreement with its legal counsel, whereby the legal counsel agreed to forego payment of $49,580 in legal fees due for the 2009 fiscal year upon delivery of 198,322 restricted shares of the Company’s common stock. The restricted shares were valued  at $0.25 per share.

NOTE 7. OPTIONS AND WARRANTS

The 2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan provided for the grant of incentive stock options to employees of the Company and of an affiliate or subsidiary of the Company and non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants of the Company, and of an affiliate or subsidiary of the Company. A maximum of 16,000,000 common shares  are available for issuance. As of December 31, 2009, options had been granted under the 2008 Plan exercisable for an aggregate of 6,960,000. No options had been granted during 2010. Options granted under the 2008 Plan were generally granted with a strike price equal to market value and a ten-year term. The outstanding options vested over periods ranging from three months to three years.

LORETO RESOURCES CORPORATION
(A Development  Stage Company)
Notes to Consolidated Financial Statements

Effective July 21, 2008, the President and CEO of the Company was granted an option to purchase 6,200,000 shares of common stock with a fair value of $1,237,539. The options were exercisable at $0.25 per share, expired in ten years, and 1/3 per year for 3 years.

On December 8, 2008, a consultant was granted 120,000 options with a fair value of $20,416. The options were exercisable at $0.25 per share, expired in 10 years, and vested over 3 months.

On January 1, 2009, the Company granted 180,000 options to a consultant with a fair value of $30,546. The options were exercisable at $0.25 per share, vested equally over 3 months, and expired in 10 years.

On March 8, 2009, the Company granted 120,000 options to a consultant with a fair value of $21,224. The options were exercisable at $0.25 per share, vested equally over 3 months, and expired in 10 years.

On April 1, 2009, the Company granted 120,000 options to a consultant with a fair value of $21,108. The options were exercisable at $0.25 per share, vested equally over 2 months, and expired in 10 years.

On June 1, 2009, the Company granted options to purchase (i) 60,000 shares to a consultant with a fair value of $10,754, and (ii) 40,000 shares to a consultant with a fair value of $7,053. The 60,000 options were exercisable at $0.25 per share, vested equally over 3 months and expired in 10 years. The 40,000 options were exercisable at $0.25 per share, vested over 1 month, and expired in 10 years.

On September 8, 2009, the Company granted 120,000 options to a consultant with a fair value of $21,683. The options were exercisable at $0.25 per share, vested equally over 3 months, and expired in 10 years.

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,320,000	$0.25	8.56	$—
Granted	640,000	0.25	9.28	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at December 31, 2009	6,960,000	$0.25	8.63	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired / Forfeited	6,960,000	0.25	—	—
Outstanding at December 31, 2010	—	—	—	—
Exercisable at December 31, 2010	—	—	—	—

LORETO RESOURCES CORPORATION
(A Development  Stage Company)
Notes to Consolidated Financial Statements

As of December 31, 2009, 2,706,667 options were vested or exercisable. During 2009, 640,000 options were granted with a weighted average grant date fair value of $0.25. During 2009, the Company recognized related stock-based compensation expense of $549,720. As of December 31, 2009, there was $640,808 of total unrecognized compensation cost related to non-vested stock options which had been originally expected to be recognized over a weighted-average period of 1.55 years.

The fair value of the options granted during the twelve months ended December 31, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.25 (1)
Risk-free interest rate	1.87%-3.28%
Dividend yield	0.00%
Volatility factor	118.98%-129.45%
Weighted average expected life	5.5 years (2)

Expected forfeiture rate	5%
(1)	The market value of the stock was calculated based on the July 25, 2008 private placement that sold 8,100,000 shares at $0.25 per share.

(2)	Due to a lack of stock option exercise history, the Company used the simplified method under SAB 107 to estimate expected term.

No options were granted during 2010. On May 5, 2010, the Company’s chief executive officer’s stock option agreement was terminated. As such, 6,200,000 options were cancelled. During May and June 2010, the remaining stock option agreements were terminated, resulting in the cancellation of 760,000 options. During 2010, the Company recognized stock-based compensation expense of $640,826 related to stock options.

There are no options or warrants outstanding at December 31, 2010.

NOTE 8.  RELATED PARTY TRANSACTIONS

Starting in November 2009, Li3 Energy, Inc., a company in which Loreto’s director and chief executive officer function in the same capacity, started utilizing the administrative personnel and office space of Loreto, which had an office located in Lima, Peru. As such, certain net common costs initially paid by Loreto during 2010 and 2009, were allocable to the related party company, as follows:
	December 31,
	2010	2009

Administrative salaries	$2,380	$-
Utilities and maintenance expenses	8,332	-
	$10,712	$-

LORETO RESOURCES CORPORATION
(A Development  Stage Company)
Notes to Consolidated Financial Statements

The related receivable due from the related party company arising from these common costs, amounting to $10,712, is shown as a due from related party in the consolidated balance sheet as of December 31, 2010.

This arrangement ceased on July 31, 2010, and all common cost obligations on a go-forward basis are the responsibility of the related party company.

On November 2, 2010, the Company completed a closing of a private placement offering of its convertible notes, totaling approximately $16,600 in principal to a related party.

NOTE 9. INCOME TAXES

Loreto Resources Corporation files a U.S. Federal income tax return. The Company’s foreign subsidiary files income tax returns in its jurisdictions. The components of the consolidated net operating loss before income tax benefit are as follows:

	2010	2009

U.S.	$973,288	$912,375
Non-U.S.	70,585	583,537
Total	1,007,873	1,495,912

The components of the Company’s deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets and liabilities:
Loss carry-forwards	$342,677	$508,610
Stock-based compensation	217,881	186,904
Total deferred tax assets	560,558	695,515
Valuation allowance	(560,558)	(695,515)

As of December 31, 2010, net operating loss carry-forwards expire from 2028 to 2030. These net operating loss carry-forwards are available to reduce future taxable income. However, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carry-forwards. Additionally, because federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2010 and 2009.

LORETO RESOURCES CORPORATION
(A Development  Stage Company)
Notes to Consolidated Financial Statements

NOTE 10. GENERAL AND ADMINISTRATIVE EXPENSES

The following table shows the major components of general and administrative expenses during 2010 and 2009:

	2010	2009
Compensation	$722,610	$892,362
Professional Fees (accounting, legal and consulting)	203,069	766,318
Other general and administrative expenses	116,470	389,847
	$1,042,149	$2,048,527

Compensation for the years ended December 31, 2010 and 2009 was composed primarily of stock-based compensation of $640,826 and $549,720, respectively.

NOTE 11. SUBSEQUENT EVENTS

On March 15, 2011, the Company closed a private placement offering of its 10% convertible promissory notes. In the closing of the offering, the Company sold $90,000 in principal amount of the notes. As of March 1, 2011, the Company deemed the notes from the 2010 offering, along with accrued but unpaid interest, to have been converted, on a mandatory basis, into new notes on the same terms as the subsequent notes.

The notes bear interest of 10%, mature on March 31, 2012, and both the principal and accrued interest will be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which the Company sells at least $1,000,000 of its securities.

In connection with the discontinuation of the Company’s Legacy Business and the redirecting of the Company’s business strategy, the Company has decided to split off and sell all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Magdalena Cruz, the Company’s founding stockholder. The Split Off is expected to close sometime during 2011. The Company will contribute all of the assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary (“Split-Off Sub”), and immediately thereafter will sell all of the outstanding capital stock of Split-Off Sub to Ms. Cruz in exchange for the 20,000,000 (post-January 2010 stock split) shares of the Company’s Common Stock previously surrendered by Ms. Cruz, all of the Company’s Common Stock that Ms. Cruz currently owns, 24,000,000 (post-January 2010 stock split) shares, and the forgiveness by Ms. Cruz (which was effected as of June 30, 2008) of the $13,200 in loans she previously granted to the Company. It is expected that Ms. Cruz will indemnify the Company and the Company’s officers and directors against any third party claims relating to the Legacy Business. It is expected that Split-Off Sub and Ms. Cruz will also agree to release the Company and the Company’s officers, directors, stockholders, employees and agents from all liabilities incurred by Split-Off Sub or Ms. Cruz arising from, relating to, or in any way connected with, any fact, event, transaction, action or omission that occurred or failed to occur on or prior to the closing date of the Split-Off. Following the Split-Off, Ms. Cruz will no longer be one of the Company’s stockholders.