Form 10-Q
period 2011-03-31
Loreto Resources Corp.
filed 2011-05-16
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 70,298,322 shares of common stock issued and outstanding as of May 16, 2011.

LORETO CORPORATION

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets (unaudited)	3

	Consolidated Statements of Operations (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4	Controls and Procedures	10

Part II Other Information		12

Item 6	Exhibits	12

Signatures		13

Exhibits – Certifications of the Principal Executive Officer and the Principal Financial Officer

Exhibits – Certifications of the Chief Executive Officer and the Chief Financial Officer

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Loreto Resources Corporation (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended December 31, 2010, previously filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited

	As of	As of
	March 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$36,501	$8,235
Prepaid expenses	26,860	40,290
Due from related party	10,853	10,712
Other receivables	1,454	-
Total Current Assets	75,668	59,237

Non-Current Assets
Deposits	11,030	5,952

TOTAL ASSETS	$86,698	$65,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$4,413	$17,912
Insurance financing	19,475	33,789
Notes and interest payable	219,385	135,458
Notes and interest payable-related party	27,292	16,811
Total Current Liabilities	270,565	203,970

Total Liabilities	270,565	203,970

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized; 0 shares issued and outstanding as of
March 31, 2011 and December 31, 2010	-	-
Common stock, $.001 par value, 300,000,000 shares
authorized; 70,298,322 shares issued and outstanding
as of March 31, 2011 and December 31, 2010	70,298	70,298
Additional paid-in capital	3,587,843	3,587,842
Deficit accumulated during development stage	(3,842,008)	(3,796,921)
Total Stockholders’ Deficit	(183,867)	(138,781)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$86,698	$65,189

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
Unaudited

			June 28, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011
Revenues
Revenues	$-	$-	$-
Total revenues	-	-	-

Operating costs
General and administrative expenses	40,187	267,551	3,880,479
Loss from operations	(40,187)	(267,551)	(3,880,479)

Other income (expense):
Interest income	3	52	10,047
Interest expense	(4,903)	(560)	(9,374)
Gain on forgiveness of debt	-	-	37,797

Total other income (expense)	(4,900)	(508)	38,470

Net loss	$(45,087)	$(268,059)	$(3,842,008)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	$70,127,167	$70,100,000

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			June 28, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(45,087)	$(268,059)	$(3,842,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	101,716	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	-	-	(37,797)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,899	9,919	50,391
Accounts payable	(13,499)	40,936	91,790
Accounts payable-related party	-	62,500	160,389
Interest accrued on notes payable	3,912	-	5,953
Interest accrued on notes payable from related party	486	-	754
Due from related party	(141)	(15,346)	(10,853)
Net cash provided by (used in) operating activities	(47,430)	(68,334)	(2,204,723)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(14,314)	(14,637)	(70,259)
Proceeds from notes payable	80,015	-	213,432
Proceeds from notes payable-related party	9,995	-	26,538
Net cash provided by (used in) financing activities	75,696	(14,637)	2,241,224

Net Increase (Decrease) in Cash	28,266	(82,971)	36,501
Cash at Beginning of Period	8,235	148,013	-
Cash at End of Period	$36,501	$65,042	$36,501

Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest	$505	$-	$1,780
Income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Debt forgiveness by related party	$	$-	$173,589
Insurance financing	$	$	$44,141
Stock issued for settlement of accounts payable	$	$-	$49,580

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (the “Company”) was incorporated on June 28, 2006 in Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, in 2008, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically, in Peru. Recently, the Company changed its focus again and is now looking for quality investment opportunities, not necessarily in the mining sector or in South America. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 915, “Accounting and Reporting by Development Stage Enterprises”.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Loreto Resources Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2010, as reported in Form 10-K, have been omitted.

NOTE 3. GOING CONCERN

During the three months ended March 31, 2011, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $3.8 million as of March 31, 2011.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 4. PROMISSORY NOTES

On November 2, 2010 and on November 17, 2010, the Company completed closings of a private placement offering of its convertible promissory notes (the “2010 Notes”), totaling approximately $150,000 in principal, to eight stockholders and one unaffiliated third party. The 2010 Notes bore interest of 10%, and would have matured on December 31, 2011. Both the principal and accrued interest would have been deemed mandatorily converted (see below) on March 15, 2011 at the price paid by investors in that offering, expressed as a percentage of the face amount of debt securities.

On March 15, 2011, the Company completed closings of a private placement offering of its convertible promissory notes, totaling approximately $90,000 in principal, to eight stockholders and one unaffiliated third party. As of March 1, 2011, the Company deemed the notes from the 2010 offering (the “2010 Notes”), along with accrued but unpaid interest, to have been converted, on a mandatory basis, into new notes on the same terms as the subsequent notes. The subsequent notes bear interest of 10%, mature on March 31, 2012, and both the principal and accrued interest will be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which the Company sells at least $1,000,000 of its securities.

As of March 31, 2011, the Company owed principal and accrued interest related to third parties and to a related party of $219,385 and $27,292, respectively.

The company evaluated the conversion options under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred as of the period ended March 31, 2011, and as per FASB ASC Topic 470-20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of March 31, 2011.

NOTE 5. RELATED PARTY TRANSACTIONS

On February 24, 2011, a related party advanced the Company $10,615. This cash advance was non-interest bearing, and was paid back on March 15, 2011.

On March 15, 2011, the Company borrowed approximately $10,000 from a related party.

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

Additionally, during the 2010 fiscal year, we reached settlements with all of our creditors in connection with outstanding bills relating to our former proposed mining operations, and we terminated option agreements that we had in place with a number of consultants. We also reached a settlement agreement with Gottbetter & Partners, LLP, our legal counsel (“G&P”), whereby G&P agreed to forego payment of $49,580.49 in legal fees due for the 2009 fiscal year in exchange for and upon receipt of 198,322 restricted shares of our common stock (valued at $0.25 per share).

1.  As further discussed in our Form 8-K filed with the Securities and Exchange Commission on January 28, 2010.

During the three months ended March 31, 2011, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $3,842,008. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

 RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $40,187 and $267,551 for the three months ended March 31, 2011 and 2010, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended March 31, 2011 and 2010 was $(45,087) and $(268,059), respectively.

We have generated no revenues and our net operating loss from inception through March 31, 2011 was $(3,880,479).

The change from the 2010 to the 2011 three periods reflect our decreased costs incurred as a result of the winding down of our planned South American mining exploration business in fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at March 31, 2011 was $36,501 as compared to $8,235 at December 31, 2010.

On November 17, 2010, we completed the second and final closing of a private placement offering (the “2010 Offering”) of our 10% Convertible Promissory Notes (the “2010 Notes”).  We sold an aggregate principal amount of $149,960 of the 2010 Notes in the 2010 Offering.  The 2010 Notes were to be automatically converted at the initial closing of our next private placement, together with accrued interest, into those securities offered in that next private placement.

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

We presently do not have any available credit, bank financing or other external sources of liquidity other than the remaining net proceeds from the 2011 Offering. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next six months. We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of March 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Loreto Resources Corporation

Date: May 16, 2011	By	/s/Luis F. Saenz
Luis F. Saenz, President, Principal Executive Officer and Interim Principal Financial Officer