Form 10-Q
period 2011-06-30
Loreto Resources Corp.
filed 2011-08-15
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

There were 70,298,322 shares of common stock issued and outstanding as of August 15, 2011.

LORETO CORPORATION

INDEX

		Page

Part I Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets (unaudited)	3

	Consolidated Statements of Expenses (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4	Controls and Procedures	11

Part II Other Information		13

Item 6	Exhibits	13

Signatures		14

Exhibits – Certifications of the Principal Executive Officer and the Principal Financial Officer

Exhibits – Certifications of the Chief Executive Officer and the Chief Financial Officer

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Loreto Resources Corporation (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended December 31, 2010, previously filed on Form 10-K with the Securities and Exchange Commission.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited

	As of	As of
	June 30,	December 31,
	2011	2010

ASSETS

Current Assets
Cash	$1,986	$8,235
Prepaid expenses	13,430	40,290
Due from related party	10,986	10,712
Total Current Assets	26,402	59,237

Non-Current Assets
Deposits	11,104	5,952

TOTAL ASSETS	$37,506	$65,189

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$10,352	$17,912
Insurance financing	4,911	33,789
Notes and interest payable	224,705	135,458
Notes and interest payable-related party	27,954	16,811
Total Current Liabilities	267,922	203,970

Total Liabilities	267,922	203,970

Stockholders' Deficit:
Common stock, $.001 par value, 300,000,000 shares authorized; 70,298,322 shares issued and outstanding as of June 30, 2011 and December 31, 2010	70,298	70,298
Additional paid-in capital	3,587,843	3,587,842
Deficit accumulated during development stage	(3,888,557)	(3,796,921)
Total Stockholders' Deficit	(230,416)	(138,781)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,506	$65,189

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Expenses
Unaudited

					June 28, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Revenues
Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

Operating costs
General and administrative expenses	40,314	622,263	80,501	889,814	3,920,792

Loss from operations	(40,314)	(622,263)	(80,501)	(889,814)	(3,920,792)

Other income (expense):
Interest income	2	9	5	61	10,049
Interest expense	(6,237)	(226)	(11,140)	(786)	(15,611)
Gain on forgiveness of debt	-	16,221	-	16,221	37,797

Total other income (expense)	(6,235)	16,004	(11,135)	15,496	32,235

Net loss	$(46,549)	$(606,259)	$(91,636)	$(874,318)	$(3,888,557)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding -basic and diluted	70,298,322	70,100,000	70,298,322	70,100,000

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			June 28, 2006
			(Inception)
			through
	Six Months Ended	Six Months Ended	June 30,
	June 30, 2011	June 30, 2010	2011

Cash Flows from Operating Activities
Net loss	$(91,636)	$(874,318)	$(3,888,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	640,826	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	-	(16,221)	(37,797)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	21,708	18,561	65,200
Accounts payable	(7,559)	58,983	97,730
Accounts payable-related party	-	77,057	160,389
Interest accrued on notes payable	9,232	-	11,273
Interest accrued on notes payable-related party	1,148	-	1,416
Due from related party	(274)	(21,859)	(10,986)
Net cash used in operating activities	(67,381)	(116,971)	(2,224,674)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(28,878)	(29,609)	(84,823)
Proceeds from notes payable	80,015	-	213,432
Proceeds from notes payable-related party	9,995	-	26,538
Net cash provided by (used in) financing activities	61,132	(29,609)	2,226,660

Net Increase (Decrease) in Cash	(6,249)	(146,580)	1,986

Cash at Beginning of Period	8,235	148,013	-
Cash at End of Period	$1,986	$1,433	$1,986

Supplemental Cash Flow Information
Cash paid for interest	$759	$-	$2,034
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Debt forgiveness by related party	$-	$153,844	$173,589
Insurance financing	$-	$-	$44,141
Stock issued for settlement of accounts payable	$-	$-	$49,580

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Loreto Resources Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2010, as reported in Form 10-K, have been omitted.

NOTE 3. GOING CONCERN

During the six months ended June 30, 2011, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $3.9 million as of June 30, 2011.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 4. PROMISSORY NOTES

On November 2, 2010 and on November 17, 2010, the Company completed closings of a private placement offering of its convertible promissory notes (the “2010 Notes”), totaling approximately $150,000 in principal, to eight stockholders and one unaffiliated third party. The 2010 Notes bore interest of 10%, and would have matured on December 31, 2011. Both the principal and accrued interest would have been deemed mandatorily converted on March 15, 2011 at the price paid by investors in that offering, expressed as a percentage of the face amount of debt securities.

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

As of June 30, 2011, the Company owed principal and accrued interest related to third parties and to a related party of $224,705 and $27,954, respectively.

The company evaluated the conversion options under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred as of the period ended June 30, 2011, and as per FASB ASC Topic 470-20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of June 30, 2011.

NOTE 5. RELATED PARTY TRANSACTIONS

On February 24, 2011, a related party advanced the Company $10,615. This cash advance was non-interest bearing, and was paid back on March 15, 2011.

On March 15, 2011, the Company borrowed approximately $10,000 from a related party. As of June 30, 2011, the Company owed principal and accrued interest of $10,282.

NOTE 6. SUBSEQUENT EVENTS

Eagleford Letter of Intent

On August 8, 2011, the Company entered into a letter of intent with Eagleford Energy Inc. (“Eagleford”), a publicly held Ontario corporation, whose common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “EFRDF,” which is primarily engaged in the development, acquisition and production of oil and gas interests located in Alberta, Canada and Texas, U.S.A. The letter of intent relates to a potential farm-in by the Company of an up to 50% working interest in Eagleford’s net working interests in the Matthews and Murphy oil and gas leases in Zavala County, Texas.

Under the terms of the letter of intent, the Company has committed to provide Eagleford with US$250,000 in bridge financing in the form of a secured convertible note. Upon the execution of definitive agreements for the farm-in and funding of the Phase I amount, the unpaid principal of the bridge note will be applied against the Phase I amount required to be paid by the Company, and the bridge note will be cancelled. Otherwise, the note will become due 90 days after the Company notifies Eagleford of its intent not to proceed with the farm-in. Interest on the unpaid principal of and interest on the Bridge Note will accrue at the rate of 10% per annum only after the maturity date and will be payable on demand.

The Company has the right at any time after the maturity date of the note to convert the unpaid principal and accrued interest into common stock of Eagleford at a conversion price per share equal to the 30-day volume weighted average price of Eagleford common stock as of the date of conversion, less 20%.

The note will be secured by (a) a first priority security interest in all of the tangible and intangible assets of Eagleford now owned or hereafter acquired; and (b) either (i) a pledge by certain shareholders of Eagleford of, or (ii) an irrevocable treasury direction by Eagleford to its transfer agent to issue, a number of shares of Eagleford common stock equal to (x) $500,000 divided by (y) the 30-day volume weighted average price of Eagleford common stock as of the date of the note, less 20%.

The other terms of the letter of intent are not binding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties including those related to changes in economic conditions, new business opportunities and general financial and business conditions, actual results may differ materially from those expressed or implied by the forward-looking statements.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.

OVERVIEW AND RECENT DEVELOPMENTS

Loreto Resources Corporation is an exploration stage, growth-oriented resource company recently focused on the acquisition, development and production of significant base and precious metals deposits.

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

During the three and six month periods ended June 30, 2011, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $3.9 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Eagleford Letter of Intent

On August 8, 2011, we entered into a letter of intent with Eagleford Energy Inc. (“Eagleford”), a publicly held Ontario corporation, whose common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “EFRDF,” which is primarily engaged in the development, acquisition and production of oil and gas interests located in Alberta, Canada and Texas, U.S.A. The letter of intent relates to a potential farm-in by us of an up to 50% working interest in Eagleford’s net working interests in the Matthews and Murphy oil and gas leases in Zavala County, Texas.

Under the terms of the letter of intent, we have committed to provide Eagleford with US$250,000 in bridge financing in the form of a secured convertible note. Upon the execution of definitive agreements for the farm-in and funding of the Phase I amount, the unpaid principal of the bridge note will be applied against the Phase I amount required to be paid by us, and the bridge note will be cancelled. Otherwise, the note will become due 90 days after we notify Eagleford of our intent not to proceed with the farm-in. Interest on the unpaid principal of and interest on the Bridge Note will accrue at the rate of 10% per annum only after the maturity date and will be payable on demand.

We have the right at any time after the maturity date of the note to convert the unpaid principal and accrued interest into common stock of Eagleford at a conversion price per share equal to the 30-day volume weighted average price of Eagleford common stock as of the date of conversion, less 20%.

The note will be secured by (a) a first priority security interest in all of the tangible and intangible assets of Eagleford now owned or hereafter acquired; and (b) either (i) a pledge by certain shareholders of Eagleford of, or (ii) an irrevocable treasury direction by Eagleford to its transfer agent to issue, a number of shares of Eagleford common stock equal to (x) $500,000 divided by (y) the 30-day volume weighted average price of Eagleford common stock as of the date of the note, less 20%.

The other terms of the letter of intent are not binding.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and Three Months Ended June 30, 2010

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $40,314 and $622,263 for the three months ended June 30, 2011 and 2010, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended June 30, 2011 and 2010 was $(46,549) and $(606,259), respectively.

We have generated no revenues and our net operating loss from inception through June 30, 2011 was $(3,888,557).

The change from the 2010 to the 2011 three-month periods reflect our decreased costs incurred as a result of the winding down of our planned South American mining exploration business in fiscal 2010.

Six Months Ended June 30, 2011 and Six Months Ended June 30, 2010

We incurred general and administrative expenses of $80,501 and $889,814 for the six months ended June 30, 2011 and 2010, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for six months ended June 30, 2011 and 2010 was $(91,636) and $(874,318), respectively.

The decreases from the 2010 to the 2011 six-month periods reflect our decrease in costs as a result of our winding down of our planned South American mining exploration business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at June 30, 2011 was $1,986 as compared to $8,235 at December 31, 2010.

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

We presently do not have any available credit, bank financing or other external sources of liquidity other than the remaining net proceeds from the 2011 Offering. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next six months. Additionally, we do not currently have the US$250,000 we have agreed to lend Eagleford under the Eagleford letter of intent. We will need to obtain additional capital in order to fund the Eagleford note, maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we will need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of June 30, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Loreto Resources Corporation

Date: August 15, 2011	By	/s/Luis F. Saenz
Luis F. Saenz, President, Principal Executive Officer and Interim Principal Financial Officer