Form 10-Q
period 2011-09-30
Loreto Resources Corp.
filed 2011-11-14
CIK 1380412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
(212) 400-6900
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

There were 70,298,322 shares of common stock issued and outstanding as of November 14, 2011.

LORETO CORPORATION

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Loreto Resources Corporation (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes.  In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended December 31, 2010, previously filed on Form 10-K with the Securities and Exchange Commission .

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited

	As of	As of
	September 30,	December 31,
	2011	2010

ASSETS

Current Assets
Cash	$1,978	$8,235
Prepaid expenses	-	40,290
Due from related party	10,845	10,712
Total Current Assets	12,823	59,237

Non-Current Assets
Deposits	9,025	5,952

TOTAL ASSETS	$21,848	$65,189

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$108,757	$17,912
Third party advances	6,534	-
Insurance financing	-	33,789
Notes and interest payable	258,709	135,458
Notes and interest payable-related party	-	16,811
Total Current Liabilities	374,000	203,970

Total Liabilities	374,000	203,970

Stockholders' Deficit:
Common stock, $.001 par value, 300,000,000 shares authorized; 70,298,322 shares issued and outstanding as of September 30, 2011 and December 31, 2010	70,298	70,298
Additional paid-in capital	3,587,843	3,587,842
Deficit accumulated during development stage	(4,010,293)	(3,796,921)
Total Stockholders' Deficit	(352,152)	(138,781)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,848	$65,189

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Expenses
Unaudited

					June 28, 2006
					(Inception)
	Three Months Ended		Nine Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Operating expenses
General and administrative expenses	$115,659	$75,525	$196,160	$965,339	$4,036,451

Loss from operations	(115,659)	(75,525)	(196,160)	(965,339)	(4,036,451)

Other income (expense):
Interest income	-	-	5	61	10,049
Interest expense	(6,077)	(1)	(17,217)	(787)	(21,688)
Gain on forgiveness of debt	-	21,577	-	37,798	37,797

Total other income (expense)	(6,077)	21,576	(17,212)	37,072	26,158

Net loss	$(121,736)	$(53,949)	$(213,372)	$(928,267)	$(4,010,293)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	70,298,322	70,100,000	70,298,322	70,100,000

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			June 28, 2006
			(Inception)
			through
	Nine Months Ended		September 30,
	September 30, 2011	September 30, 2010	2011

Cash Flows from Operating Activities
Net loss	$(213,372)	$(928,267)	$(4,010,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	640,826	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	-	(37,798)	(37,797)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	37,217	36,547	80,709
Accounts payable	90,846	99,029	196,135
Accounts payable-related party	-	77,057	160,389
Interest accrued on notes payable	16,430	-	18,471
Interest accrued on notes payable-related party	-	-	268
Due from related party	(133)	(10,818)	(10,845)
Net cash used in operating activities	(69,012)	(123,424)	(2,226,305)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Cash advances	6,534	7,819	6,534
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(33,789)	(31,282)	(89,734)
Proceeds from notes payable	90,010	-	223,427
Proceeds from notes payable-related party	-	-	16,543
Net cash provided by (used in) financing activities	62,755	(23,463)	2,228,283

Net Increase (Decrease) in Cash	(6,257)	(146,887)	1978

Cash at Beginning of Period	8,235	148,013	-
Cash at End of Period	$1,978	$1,126	$1,978

Supplemental Cash Flow Information
Cash paid for interest	$787	$-	$2,062
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Debt forgiveness by related party	$-	$153,844	$173,589
Insurance financing	$-	$-	$44,141
Stock issued for settlement of accounts payable	$-	$-	$49,580

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (the “Company” or “Loreto”) was incorporated on June 28, 2006 in the state of Nevada under the name Loreto Corporation.  The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops.  However, in 2008, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically, in Peru.  Recently, the Company changed its focus again and is now looking for quality investment opportunities, not necessarily in the mining sector or in South America.  The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 915, “Accounting and Reporting by Development Stage Enterprises”.

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

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2011, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing.  In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $4.0 million as of September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4. ADVANCES

In July and August 2011, a third party advanced the Company a total of $6,534 for working capital purposes.  These cash advances are non-interest bearing.

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

As of September 30, 2011, the Company owed principal and accrued interest of $258,709.

The Company evaluated the conversion options under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering.  As the closing had not occurred as of the period ended September 30, 2011, and as per FASB ASC Topic 470-20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of September 30, 2011.

NOTE 6. SUBSEQUENT EVENTS

On October 10, 2011, the Company closed a private placement offering (the “October 2011 Offering”) of its 10% convertible promissory notes (the “October 2011 Notes”).  In the October 2011 Offering, the Company sold $52,500 in principal amount of the October 2011 Notes to an existing investor.

The October 2011 Notes bear interest of 10%, mature on April 9, 2013, and both the principal and accrued interest will be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which the Company sells at least $1,000,000 of its securities.

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

OVERVIEW AND RECENT DEVELOPMENTS

Loreto Resources Corporation is an exploration stage, growth-oriented resource company, recently focused on the acquisition, development and production of significant base and precious metals deposits.

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

Effective May 5, 2010, we entered into a written agreement with Luis Saenz (the “Termination Agreement”) pursuant to which Mr. Saenz’s employment agreement with us dated July 21, 2008 (the “Employment Agreement”) was terminated.  Pursuant to the terms of the Termination Agreement, Mr. Saenz released us from any and all obligations to him relating to the Employment Agreement, including, but not limited to, any and all rights and claims to compensation, bonuses and expense reimbursements.  Mr. Saenz also agreed to terminate his option agreement with us dated July 21, 2008 and has relinquished all rights originally granted under that agreement.  Mr. Saenz will remain as our President and Interim Chief Financial Officer and a Director.

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

Eagleford Letter of Intent

As previously reported, on August 8, 2011, we entered into a non-binding letter of intent (the “LOI”) with Eagleford Energy Inc. (“Eagleford”) relating to a potential farm-in by us of up to a 50% working interest in Eagleford’s net working interests in the Matthews and Murphy oil and gas leases in Zavala County, Texas.  We terminated the LOI on October 17, 2011.

Change in Officers and Directors

On August 25, 2011, the Board of Directors appointed Adam Zive as interim Chief Executive Officer of the Company and elected Mr. Zive as a Director of the Company to fill the vacancy created by the resignation of Nadine C. Smith as Director and Chairman of the Board on August 18, 2011.

Going Concern

During the three and nine month periods ended September 30, 2011, we did not generate any revenue.  Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $4.0 million.  These factors raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

1.  As further discussed in our Form 8-K filed with the Securities and Exchange Commission on January 28, 2010.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $115,659 and $75,525 for the three months ended September 30, 2011 and 2010, respectively.  These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2011 and 2010 was $(121,736) and $(53,949), respectively.

We have generated no revenues and our net operating loss from inception through September 30, 2011 was $(4,010,293).

The increase from the 2010 to the 2011 three-month periods reflects our efforts to seek out quality investment opportunities and raise the additional capital necessary to fund these potential investments.

Nine Months Ended September 30, 2011 and Nine Months Ended September 30, 2010

We incurred general and administrative expenses of $196,160 and $965,339 for the nine months ended September 30, 2011 and 2010, respectively.  These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for nine months ended September 30, 2011 and 2010 was $(213,372) and $(928,267), respectively.

The decrease from the 2010 to the 2011 nine-month periods primarily reflects stock-based compensation expense related to stock options recognized in 2010, which was not applicable to the 2011 nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at September 30, 2011 was $1,978 as compared to $8,235 at December 31, 2010.

On November 17, 2010, we completed a private placement offering (the “2010 Offering”) of our 10% Convertible Promissory Notes (the “2010 Notes”).  We sold an aggregate principal amount of $149,960 of the 2010 Notes in the 2010 Offering.  The 2010 Notes were to be automatically converted at the initial closing of our next private placement, together with accrued interest, into those securities offered in that next private placement.

On March 15, 2011, we closed a private placement offering (the “March 2011 Offering”) of our 10% convertible promissory notes (the “March 2011 Notes”).  In the March 2011 Offering, we sold $90,000 in principal amount of the March 2011 Notes.  As of March 1, 2011, we deemed the 2010 Notes, along with accrued but unpaid interest, to have been converted, on a mandatory basis, into new notes on the same terms as the March 2011 Notes.

The March 2011 Notes bear interest of 10%, mature on March 31, 2012, and both the principal and accrued interest will be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in our next securities offering or other financing, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in our next securities offering or other financing, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which we sell at least $1,000,000 of our securities.

We presently do not have any available credit, bank financing or other external sources of liquidity other than the remaining net proceeds from the March 2011 Offering.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.  We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next six months.  We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable.  In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions.  We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Subsequent Events

On October 10, 2011, we closed a private placement offering (the “October 2011 Offering”) of our 10% convertible promissory notes (the “October 2011 Notes”).  In the October 2011 Offering, we sold $52,500 in principal amount of the October 2011 Notes to an existing investor.

The October 2011 Notes bear interest of 10%, mature on April 9, 2013, and both the principal and accrued interest will be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in our next securities offering or other financing, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in our next securities offering or other financing, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which we sell at least $1,000,000 of our securities.

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

The management of Loreto Resources Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our senior management, consisting of Adam Zive, our Interim Chief Executive Officer, and Luis F. Saenz, our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively.  Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

2.
We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have two interim officers overseeing all transactions.  This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

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

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description

31.1	Certification of Interim Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Loreto Resources Corporation

Date: November 14, 2011	By	/s/Luis F. Saenz
Luis F. Saenz, President and Interim Principal Financial Officer

	By	/s/Adam Zive
Date: November 14, 2011		Adam Zive, Interim Principal Executive Officer