Form 10-K
period 2011-12-31
Loreto Resources Corp.
filed 2012-04-16
CIK 1380412

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-140148

Loreto Resources Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY	10022
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number: _(212) 400-6900

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

On June 30, 2011, there were 70,298,322 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 40,680,000 shares were held by non-affiliates of the registrant. The market value on June 30, 2011 of those shares held by non-affiliates was $10,170,000, based on the price of $0.25 per share (split-adjusted) for the registrant’s common stock which was sold in a private placement that closed initially on September 9, 2008. Shares of common stock held by each officer and director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

During the latter part of 2007, we discontinued our Legacy Business and, in mid-2008, we decided to redirect our business focus and strategy towards identifying and pursuing business opportunities in the mining sector in South America.

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

Effective May 5, 2010, we entered into a written agreement with Luis Saenz pursuant to which Mr. Saenz’s employment agreement with us dated July 21, 2008 was terminated. Pursuant to the terms of the termination agreement, Mr. Saenz released us from any and all obligations to him relating to his employment agreement, including, but not limited to, any and all rights and claims to compensation, bonuses and expense reimbursements. Mr. Saenz also agreed to terminate his option agreement with us dated July 21, 2008 and has relinquished all rights originally granted under that agreement.

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

On August 8, 2011, we entered into a letter of intent with Eagleford Energy Inc. (“Eagleford”), a publicly held Ontario corporation, relating to a potential farm-in by us of an up to 50% working interest in Eagleford’s net working interests in the Matthews and Murphy oil and gas leases in Zavala County, Texas. On October 18, 2011, we terminated that letter of intent.

On August 18, 2011, Nadine Smith resigned from her position as a director and Chairman of the Company.  Ms. Smith’s resignation did not arise from any disagreement with the Company.

On August 25, 2011, Luis F. Saenz resigned as our Chief Executive Officer. Mr. Saenz remains our President, Interim Chief Financial Officer and a member of our Board of Directors. On that same date, our Board of Directors appointed Adam Zive as Interim Chief Executive Officer and elected Mr. Zive as a director of the Company to fill the vacancy created by the resignation of Ms. Smith.

Mr. Zive, who is 33, has since 2009 been the President and Chief Executive Officer of Dorian Financial Limited (Barbados), a private company owned by Mr. Zive.  From 2008 until 2009, he was the head of Africa oil and gas research for Renaissance Capital, and from 2006 to 2008, the head of oil and gas research for Desjardins Securities.

Research and Development

We have not spent any amounts on research and development activities during either of the last two fiscal years.

Employees

As of March 31, 2012, we did not have any full time employees.

Expected Split-Off of Legacy Business

In connection with the discontinuation of our Legacy Business and the redirecting of our business strategy, we have decided to split off and sell all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Magdalena Cruz, our founding stockholder. The Split Off is expected to close sometime during 2012. We will contribute all of the assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary (“Split-Off Sub”), and immediately thereafter will sell all of the outstanding capital stock of Split-Off Sub to Ms. Cruz in exchange for the 20,000,000 (post-January 2010 stock split) shares of our Common Stock previously surrendered by Ms. Cruz, all of our Common Stock that Ms. Cruz currently owns, 24,000,000 (post-January 2010 stock split) shares, and the forgiveness by Ms. Cruz (which was effected as of June 30, 2008) of the $13,200 in loans she previously granted to us.

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

For the period from January 2, 2010 to December 31, 2011, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions. Although our Common Stock was approved for listing on the OTC Bulletin Board on May 2, 2007, there has been minimal trading to date:

Fiscal Year Ended December 31, 2011 Quarter Ended	High Bid	Low Bid
March 31, 2011	$0.044	$0.04

June 30, 2011	$0.045	$0.01

September 30, 2011	$0.0121	$0.01

December 31, 2011	$0.75	$0.0121

Fiscal Year Ended December 31, 2010 Quarter Ended	High Bid	Low Bid
January 2, 2010 through January 30, 2010	$0.40	$0.25

February 2, 2010 through March 31, 2010 (1)	$0.05	$0.01

June 30, 2010	$0.03	$0.01

September 30, 2010	$0.01	$0.01

December 31, 2010	$0.043	$0.01

(1)	Pricing from February 1, 2010 reflects the January 2010 2:1 forward stock split.

Because our Common Stock is thinly traded, bid information on our Common Stock does not necessarily represent its fair market value.

Holders

As of April 16, 2012, we had 70,298,322 shares of our Common Stock issued and outstanding held by __ shareholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

On July 3, 2008, our Board of Directors and stockholders adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which reserves a total of 16,000,0001 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of December 31, 2011, we have not issued any shares and there are no outstanding grants under the 2008 Plan.

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

Recent Sales of Unregistered Securities

On November 17, 2010, we completed a private placement offering (the “2010 Offering”) of our 10% Convertible Promissory Notes (the “2010 Notes”). We sold an aggregate principal amount of $149,960 of the 2010 Notes in the 2010 Offering. The 2010 Notes contained a mandatory conversion feature pursuant to which they were to be automatically converted at the initial closing of our next private placement, together with accrued interest, into those securities of the Company offered in the private placement. That next private placement took place on March 15, 2011.

On March 15, 2011, we closed a private placement offering (the “March 2011 Offering”) of our 10% convertible promissory notes (the “March 2011 Notes”). In the March 2011 Offering, we sold $90,000 in principal amount of the March 2011 Notes. As of March 1, 2011, we deemed the 2010 Notes, along with accrued but unpaid interest, to have been converted, on a mandatory basis, into new notes on the same terms, including a new maturity date of March 31, 2012, as the March 2011 Notes.

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

On October 10, 2011, we closed a private placement offering (the “October 2011 Offering”) of $52,500 principal amount of our 10% Convertible Notes due April 9, 2013 (the “October 2011 Notes”).  At the Closing, we received gross proceeds of $52,500 from the sale of the October 2011 Notes.  The October 2011 Notes will be automatically converted at the initial closing of our next private placement in which we sell at least $1,000,000 of our securities.

On February 1, 2012, we closed a private placement offering (the “February 2012 Offering”) of our 10% convertible promissory notes (the “February 2012 Notes”). In the February 2012 Offering, we sold $50,000 in principal amount of the February 2012 Notes to one existing investor. The February 2012 Notes mature on July 31, 2013 and will be automatically converted at the initial closing of the Company’s next private placement in which we sells at least $1,000,000 of our securities, so long as such offering closes concurrent with the closing of a related merger or other acquisition transaction.

We intend to utilize the proceeds of the February 2012 Offering for working capital and general corporate purposes.

All of the offerings discussed above were conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended , and Section 4(2) of the Securities Act. All of the notes were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. No commissions were paid in connection with any of these offerings.

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

Results of Operations

Fiscal year Ended December 31, 2011 and 2010

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $234,267 and $1,042,149 for the years ended December 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for years ended December 31, 2011 and 2010 were $211,751 and $1,007,873, respectively.

We have generated no revenues and our net operating loss from inception through December 31, 2011 was $4,008,672.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2011 was $4,136.

Private Offerings

As discussed above, during the past two years we have had a number of small private offerings of our convertible promissory notes.

In the 2010 Offering, we raised $149,960, in the March 2011 Offering we raised $90,000, in the October 2011 Offering we raised $52,500 and in the February 2012 Offering we raised an additional $50,000.

We have utilized the proceeds of these offerings for working capital and general corporate purposes. We expect to use the remaining proceeds of the February 2012 Offering to meet our current needs including the costs of filing this Annual Report on Form 10-K.

Working Capital Needs

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the February 2012 offering. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. At our current level of operation, we do not have sufficient cash to meet our expenses for the next twelve months. We expect that we will need to obtain additional capital in order to meet our current working capital needs, execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Under the supervision and with the participation of our senior management, consisting of Adam Zive, our Interim Chief Executive Officer, and Luis Saenz, our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive and Interim Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have two interim officers overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

Luis F. Saenz	40	President, Interim Chief Financial Officer and Director	July 21, 2008

Adam Zive	33	Interim Chief Executive Officer and Director	August 25, 2011

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

Adam Zive

Mr. Zive, who is 33, has since 2009 been the President and Chief Executive Officer of Dorian Financial Limited (Barbados), a private company owned by Mr. Zive.  From 2008 until 2009 he was the head of Africa oil and gas research for Renaissance Capital, and from 2006 to 2008 the head of oil and gas research for Desjardins Securities.

Employment Agreements with Our Executives

Luis F. Saenz - Employment Agreement and Termination of Same

We entered into an employment agreement effective as of July 21, 2008 with Luis F. Saenz pursuant to which Mr. Saenz was appointed as our President and Chief Executive Officer. Under this agreement, we were to pay Mr. Saenz a base annual compensation of $250,000. Under this agreement, we also granted Mr. Saenz an option to purchase an aggregate of 6,200,000 shares (forward split adjusted) of our Common Stock under our 2008 Plan. The initial term of the employment agreement with Mr. Saenz expired on July 21, 2009 and was automatically renewed for an additional one (1) year term.

Effective May 5, 2010, we entered into a written termination agreement with Luis Saenz pursuant to which our employment agreement with Mr. Saenz was terminated. Pursuant to the terms of this termination agreement, Mr. Saenz released us from any and all obligations to him relating to his employment agreement, including, but not limited to, any and all rights and claims to compensation, bonuses and expense reimbursements. Mr. Saenz also agreed to terminate his option agreement with us dated July 21, 2008 and relinquished all rights originally granted under that agreement.

Mr. Saenz remains as our President, Interim Chief Financial officer and a director.

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

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make written request to our President at c/o Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, NY 10022.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2011 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2011 that received annual compensation during the fiscal year ended December 31, 2011 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Adam Zive, Interim Chief Executive Officer (1)	2011	0	0	0	0	0	0	0
Luis F. Saenz, President and Interim Chief Financial Officer (2)	2011	0	0	0	0	0	0	0	0
	2010	70,512	0	0	0	0	0	0	70,512

(1)	Adam Zive was appointed Interim Chief Executive Officer of the Company on August 25, 2011.

(2)	Luiz Saenz resigned as Chief Executive Officer on August 25, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by the Company's Named Executive Officers at December 31, 2011.

	Option awards
Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Adam Zive, Chief Executive Officer	0	0	0	-	-

There were no stock awards to executive officers during the year ended December 31, 2011, and there are no stock awards outstanding as of December 31, 2011.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	16 Million
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	16 Million

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. During the fiscal year ended December 31, 2011 there were no arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 16, 2012 by:

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

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Adam Zive	Common Stock	2,500,000	3.5563%

Luis F. Saenz	Common Stock	400,000	*

All Officers and Directors	Common Stock	2,900,000	4.19%
As a Group (2 persons)

Magdalena Cruz	Common Stock	24,000,000	34.1%
47395 Monroe Street, #274
Indio, CA 92201

Aton Select Fund	Common Stock	6,000,000	8.5%
3076 Sir Francis Drake's Highway Raod Town, Tortola British Virgin Islands

Adrien Ellul B	Common Stock	5,000,000	7.1%
SOHO Square 21 Lyndhurst Terrace Central, Hong Kong Hong Kong SAR

Mark Tompkins	Common Stock	5,000,000	7.1%
c/o Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY 10022

Paramount Strategy Corp.	Common Stock	5,000,000	7.1%
PO BOX 802 West Bay Cayman Islands KYI-1303

Affaires Financieres	Common Stock	4,000,000	5.7%
Nuschelerstrasse 44 8001 Zurich Switzerland

TangoCorp, Inc.	Common Stock	4,000,000	5.7%
802 Grand Pavilion PO Box 10335 APO West Bay Rd Grand Cayman, Cayman Islands

*Less than 1%.

(1)    Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 16, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)     Percentage based upon 70,298,322 shares of common stock outstanding as of April 16, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 3, 2008, our Board of Directors and stockholders adopted the 2008 Plan which reserves a total of 16,000,000 2 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of the date hereof, we have not issued any shares under the 2008 Plan and we do not have any outstanding options or other awards under the 2008 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board of Directors has determined that neither of our current directors qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010
Audit fees (1)	$18,345	$21,635
Audit-related fees (2)	$17,200	$36,476
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$35,545	$58,111

 2. Adjusted for the July 24, 2008, February 2, 2009 and January 28, 2010 two for one stock splits.

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 3, 2008 (1)

3.2	3.2	By-Laws of Registrant (2)

3.3	3.3	Form of 2010 10% Convertible Promissory Note (3)

3.4	3.4	Form of 2011 10% Convertible Promissory Note (3)

3.5	*	Form of 2012 10% Convertible Promissory Note

10.1	10.1	Employment Agreement dated July 21, 2008 by and between Loreto Resources Corporation and Luis F. Saenz (4)

10.2	10.1	Contract Termination Agreement between the Registrant and Luis F. Saenz dated May 5, 2010 (4)

10.3	10.2	Stock Option Agreement dated July 21, 2008 between Loreto Resources Corporation and Luis F. Saenz (5)

10.4	10.1	Form of 2008 Common Stock Subscription Agreement (6)

10.5	10.4	2008 Equity Incentive Plan (7)

10.6	10.6	Form of Subscription Agreement between the Registrant and each subscriber in the 2010 10% convertible notes private placement offering (3)

Exhibit No.	SEC Report Reference Number	Description

10.7	10.7	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering (3)

10.8	*	Form of Subscription Agreement between the Registrant and each subscriber in the 2012 10% convertible notes private placement offering

14.1	14	Code of Ethics (8)

21	*	List of Subsidiaries

31.1	*	Certification of Interim Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)	Filed with the SEC on July 10, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140148) on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on January 23, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-140148) on Form SB-2, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on April 12, 2011 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-140148) on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on August 20, 2010 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-140148) on Form 10-Q, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on July 24, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140148) on Form 8-K, which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on September 15, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140148) on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the SEC on April 14, 2009 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-140148) on Form 10-K, which exhibit is incorporated herein by reference.

(8)	Filed with the SEC on March 31, 2008 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-140148) on Form 10-KSB, which exhibit is incorporated herein by reference.

____________________

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

LORETO RESOURCES CORPORATION

Dated: April 16, 2012	By:	/s/ Adam Zive
Adam Zive, Interim Chief Executive Officer

Dated: April 16, 2012	By:	/s/ Luis F. Saenz
Luis F. Saenz, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Adam Zive	Director	April 16, 2012
Adam Zive
/s/ Luis F. Saenz	Director	April 16, 2012
Luis F. Saenz

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from June 28, 2006 (inception) through December 31, 2011	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the period from June 28, 2006 (inception) through December 31, 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from June 28, 2006 (inception) through December 31, 2011	F-6

Notes to Consolidated Financial Statements	F-7 – F-16

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors of

Loreto Resources Corporation

(A Development Stage Company)

New York, New York

We have audited the accompanying consolidated balance sheets of Loreto Resources Corporation, (“Loreto”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended and the period from June 28, 2006 (inception) through December 31, 2011. The financial statements for the period from June 28, 2006 (inception) through December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from June 28, 2006 (inception) through December 31, 2011 include no revenue and a net loss of $3,796,921. Our opinion on the statements of operations, stockholder’ equity, and cash flows for the period from June 28, 2006 (inception) through December 31, 2010, in so far as it relates to amounts for prior periods through December 31,2007 is based solely on the report of the other auditor. These consolidated financial statements are the responsibility of Loreto’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loreto as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the two years then ended and the period from June 28, 2006 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

April 16, 2012

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2011	2010
ASSETS

Current Assets
Cash	$4,136	$8,235
Prepaid expenses	41,920	40,290
Due from related party	10,712	10,712
Total Current Assets	56,768	59,237

Non-Current Assets
Deposits	9,228	5,952

TOTAL ASSETS	$65,996	$65,189

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$103,990	$17,912
Insurance financing	42,019	33,789
Convertible notes and interest payable	270,519	135,458
Notes and interest payable-related party	-	16,811
Total Current Liabilities	416,528	203,970

Total Liabilities	416,528	203,970

Stockholders' Deficit:
Common stock, $.001 par value, 300,000,000 shares authorized; 70,298,322 shares issued and outstanding as of December 31, 2011 and December 31, 2010	70,298	70,298
Additional paid-in capital	3,587,842	3,587,842
Deficit accumulated during development stage	(4,008,672)	(3,796,921)
Total Stockholders' Deficit	(350,532)	(138,781)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,996	$65,189

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

			June 28, 2006
	Year End	Year End	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Operating expenses
General and administrative expenses	$234,267	$1,042,149	$4,074,558

Loss from operations	(234,267)	(1,042,149)	(4,074,558)

Other income (expense):

Interest income	9	63	10,053
Interest expense	(25,222)	(3,584)	(29,693)
Gain on forgiveness of debt	47,729	37,797	85,526

Total other income (expense)	22,516	34,276	65,886

Net loss	$(211,751)	$(1,007,873)	$(4,008,672)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	$70,298,322	$70,127,167

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total
Balance, June 28, 2006	-	$-	$-	$-	$-
Stock issued for cash on October 3, 2006 at $0.00025 per share	40,000,000	40,000	(30,000)	-	10,000
Net loss, December 31, 2006	-	-	-	(877)	(877)
Balance, December 31, 2006	40,000,000	40,000	(30,000)	(877)	9,123

Stock issued for cash on February 23, 2007 at $0.0005 per share	36,000,000	36,000	(18,000)	-	18,000
Stock issued for services on July 2, 2007 at $0.0001875 per share	24,000,000	24,000	(19,500)	-	4,500
Net loss, December 31, 2007	-	-	-	(43,518)	(43,518)
Balance, December 31, 2007	100,000,000	100,000	(67,500)	(44,395)	(11,895)

Stock issued for cash on February 7, 2008 at $0.025 per share	2,000,000	2,000	48,000	-	50,000
Debt forgiveness from related party on June 30, 2008	-	-	13,200	-	13,200
Restricted stock cancelled on July 18, 2008	(40,000,000)	(40,000)	40,000	-	-
Stock based-compensation on July 21, 2008	-	-	181,612	-	181,612
Stock issued for cash on September 17, 2008 at $0.25 per share, net of offering costs	8,100,000	8,100	1,972,213	-	1,980,313
Net loss, December 31, 2008	-	-	-	(699,020)	(699,020)
Balance, December 31, 2008	70,100,000	70,100	2,187,525	(743,415)	1,514,210

Stock-based compensation	-	-	549,720	-	549,720
Net loss, December 31, 2009	-	-	-	(2,045,633)	(2,045,633)
Balance, December 31, 2009	70,100,000	70,100	2,737,245	(2,789,048)	18,297
Stock-based compensation	-	-	640,826	-	640,826
Related party forgiveness of accounts payable and accrued payroll	-	-	160,389	-	160,389
Stock issued for settlement of accounts payable on November 11, 2010 at $0.25 per share	198,322	198	49,382	-	49,580
Net loss, December 31, 2010	-	-	-	(1,007,873)	(1,007,873)
Balance, December 31, 2010	70,298,322	70,298	3,587,842	(3,796,921)	(138,781)
Net loss, December 31, 2011	-	-	-	(211,751)	(211,751)
Balance, December 31, 2011	70,298,322	$70,298	$3,587,842	$(4,008,672)	$(350,532)

The accompanying notes are an integral part of these consolidated financial statements.

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

			June 28, 2006
	Year	Year	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(211,751)	$(1,007,873)	$(4,008,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	640,826	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	(47,729)	(37,797)	(85,526)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	46,205	65,171	89,697
Accounts payable	86,078	22,915	191,367
Accounts payable-related party	-	77,057	160,389
Interest accrued on notes payable	23,469	2,041	25,510
Interest accrued on notes payable-related party	-	268	268
Due from related party	-	(10,712)	(10,712)
Net cash used in operating activities	(103,728)	(248,104)	(2,261,021)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(42,881)	(41,634)	(98,826)
Proceeds from convertible notes payable	142,510	133,417	275,927
Proceeds from notes payable-related party	-	16,543	16,543
Net cash provided by financing activities	99,629	108,326	2,265,157

Net Increase (Decrease) in Cash	(4,099)	(139,778)	4,136

Cash at Beginning of Period	8,235	148,013	-
Cash at End of Period	$4,136	$8,235	$4,136

Supplemental Cash Flow Information
Cash paid for interest	$787	$1,275	$2,062
Cash paid for income taxes	$-	$-	$-
Non-Cash Investing and Financing Activities
Debt forgiveness	$-	$160,389	$173,589
Insurance financing	$51,111	$44,141	$95,252
Stock issued for settlement of accounts payable	$-	$49,580	$49,580

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

Recently, the Company changed its focus again and is now looking for quality investment opportunities not necessarily in the mining sector or in South America. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 915, “Accounting and Reporting by Development Stage Enterprises.”

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2011 and 2010 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Loreto Resources Corporation-Peru, until it was dissolved on March 31, 2011, after elimination of all significant inter-company accounts and transactions.

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

Income Taxes

In accordance with ASC Topic 740 “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Earnings per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the financial statements are computed in accordance with ASC Topic 260 – 10 “Earnings per Share,” which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive.

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011 and 2010, the carrying value of the assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock Split

On February 2, 2009 and January 15, 2010, the Company implemented 2-for-1 stock splits. The par value of the common stock was not affected by the stock splits. Upon effectiveness of the stock splits, each stockholder received two shares of common stock for every share of common stock owned as of February 2, 2009 and again on January 25, 2010, the stock splits’ record dates. The stock split does not affect the amount of common stock authorized for issuance. All share and per share information has been retroactively adjusted to reflect the reverse stock split in the consolidated financial statements and in the notes to consolidated financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees in accordance with FASB ASC Topic 718 – 10 and to non-employees in accordance with FASB ASC Topic 505 – 50.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its consolidated financial position, results of operations, or cash flows.

NOTE 3. GOING CONCERN

During 2011, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $4.0 million as of December 31, 2011.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4. FORGIVENESS OF DEBT

On December 15, 2011, the Company entered into a note cancellation agreement with a former director. As per the agreement, the former director agreed to cancel the convertible promissory notes originally dated November 2, 2010 and March 1, 2011, in the amounts of $16,586 and $9,952, respectively, along with the related accrued but unpaid interest. These notes were released without further obligation of the Company, and a gain of $29,175 was recorded.

On December 15, 2011, the Company entered into a note cancellation agreement with a stockholder. As per the agreement, the stockholder agreed to cancel the convertible promissory notes originally dated November 17, 2010 and March 1, 2011, in the amounts of $10,573 and $6,344, respectively, along with the related accrued but unpaid interest. These notes were released without further obligation of the Company, and a gain of $18,554 was recorded.

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

NOTE 5. CONVERTIBLE PROMISSORY NOTES

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

The Company evaluated the conversion options under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred as of the period ended December 31, 2011, and as per FASB ASC Topic 470-20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of December 31, 2011.

As of December 31, 2011 and 2010, the Company owed principal and accrued interest of $270,519 and $152,269, respectively.

NOTE 6. STOCK TRANSACTIONS

On October 3, 2006, the Company issued 40,000,000 common shares to a director for $10,000.

On February 23, 2007, the Company issued 36,000,000 common shares to 36 non-affiliated stockholders for a total of $18,000.

On July 2, 2007, the Company issued 24,000,000 common shares to Magdalena Cruz, then President and CEO, in exchange for her services valued at $4,500.

On February 7, 2008, the Company issued 2,000,000 common shares to Milestone Enhanced Fund Ltd. for $50,000.

On July 18, 2008, 40,000,000 common shares held by Magdalena Cruz, the director in 2008, were cancelled.

On July 18, 2008, January 15, 2009, and January 15, 2010, the Company declared two for one (2-for-1) forward stock splits on each common share. All share and per share amounts have been adjusted retroactively from inception to reflect these splits.

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

On November 11, 2010, the Company reached a settlement agreement with its legal counsel, whereby the legal counsel agreed to forego payment of $49,580 in legal fees due for the 2009 fiscal year upon delivery of 198,322 restricted shares of the Company’s common stock. The restricted shares were valued at $0.25 per share. See Note 4.

NOTE 7. OPTIONS AND WARRANTS

The 2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan provided for the grant of incentive stock options to employees of the Company and of an affiliate or subsidiary of the Company and non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants of the Company, and of an affiliate or subsidiary of the Company. A maximum of 16,000,000 common shares are available for issuance. As of December 31, 2009, options had been granted under the 2008 Plan exercisable for an aggregate of 6,960,000. No options had been granted during 2011 and 2010. Options granted under the 2008 Plan were generally granted with a strike price equal to market value and a ten-year term. The outstanding options vested over periods ranging from three months to three years.

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

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,320,000	$0.25	8.56	$—
Granted	640,000	0.25	9.28	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at December 31, 2009	6,960,000	$0.25	8.63	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired / Forfeited	6,960,000	0.25	—	—
Outstanding at December 31, 2011 and 2010	—	—	—	—
Exercisable at December 31, 2011 and 2010	—	—	—	—

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

No options were granted during 2011 and 2010. On May 5, 2010, the Company’s Chief Executive Officer’s stock option agreement was terminated. As such, 6,200,000 options were cancelled. During May and June 2010, the remaining stock option agreements were terminated, resulting in the cancellation of 760,000 options. During 2010, the Company recognized stock-based compensation expense of $640,826 related to stock options. The Company did not have stock-based compensation expense in 2011.

There are no options or warrants outstanding at December 31, 2011 and 2010.

NOTE 8. RELATED PARTY TRANSACTIONS

Starting in November 2009, Li3 Energy, Inc., a company in which Loreto’s director and former Chief Executive Officer functioned in the same capacity, started utilizing the administrative personnel and office space of Loreto, which had an office located in Lima, Peru. As such, certain net common costs initially paid by Loreto during 2011 and 2010, were allocable to the related party company, as follows:

	December 31,
	2011	2010

Administrative salaries	$2,380	$2,380
Utilities and maintenance expenses	8,332	8,332
	$10,712	$10,712

The related receivable due from the related party company arising from these common costs, amounting to $10,712, is shown as a due from related party in the consolidated balance sheet as of December 31, 2011 and 2010.

This arrangement ceased on July 31, 2010, and all common cost obligations on a go-forward basis are the responsibility of the related party company.

On November 2, 2010 and on March 15, 2011, the Company completed closings of a private placement offering of its convertible promissory notes, totaling $16,586 and $9,952 in principal, respectively, to a former director. These notes were later cancelled. See Note 5.

NOTE 9. INCOME TAXES

Loreto Resources Corporation files a U.S. Federal income tax return. The Company’s foreign subsidiary files income tax returns in its jurisdictions. The components of the consolidated net operating loss before income tax benefit are as follows:

F-14

	2011	2010

U.S.	$209,817	$973,288
Non-U.S.	1,934	70,585
Total	211,751	1,043,873

The components of the Company’s deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax assets and liabilities:
Loss carry-forwards	$71,338	$342,677
Stock-based compensation	-	217,881
Total deferred tax assets	71,338	560,558
Valuation allowance	(71,338)	(560,558)

As of December 31, 2011, net operating loss carry-forwards expire from 2029 to 2031. These net operating loss carry-forwards are available to reduce future taxable income. However, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carry-forwards. Additionally, because federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2011 and 2010.

NOTE 10. GENERAL AND ADMINISTRATIVE EXPENSES

The following table shows the major components of general and administrative expenses during 2011 and 2010:

	2011	2010
Compensation	$-	$722,610
Professional Fees (accounting, legal and consulting)	179,548	203,069
Other general and administrative expenses	54,719	116,470
	$234,267	$1,042,149

Compensation for the years ended December 31, 2011 and 2010 was composed primarily of stock-based compensation of $0 and $640,826, respectively.

 NOTE 11. SUBSEQUENT EVENTS

On February 1, 2012, the Company closed a private placement offering (the “February 2012 Offering”) of its 10% convertible promissory notes (the “February 2012 Notes”). In the February 2012 Offering, the Company sold $50,000 in principal amount of the February 2012 Notes to one existing investor. The February 2012 Notes mature on July 31, 2013 and will be automatically converted at the initial closing of the Company’s next private placement in which it sells at least $1,000,000 of its securities, so long as such offering closes concurrent with the closing of a related merger or other acquisition transaction.

