Form 10-K/A
period 2011-12-31
Loreto Resources Corp.
filed 2012-04-18
CIK 1380412

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-140148

Loreto Resources Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY	10022
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number:  (212) 400-6900

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

Not Applicable.

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on April 16, 2012, is to furnish Exhibits 101 to the Form 10-K as required by Rule 405 of Regulation S-T.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Loreto Resources Corporation are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 3, 2008 (1)
3.2	3.2	By-Laws of Registrant (2)
3.3	3.3	Form of 2010 10% Convertible Promissory Note (3)
3.4	3.4	Form of 2011 10% Convertible Promissory Note (3)
3.5	3.5	Form of 2012 10% Convertible Promissory Note (4)
10.1	10.1	Employment Agreement dated July 21, 2008 by and between Loreto Resources Corporation and Luis F. Saenz (5)
10.2	10.1	Contract Termination Agreement between the Registrant and Luis F. Saenz dated May 5, 2010 (5)
10.3	10.2	Stock Option Agreement dated July 21, 2008 between Loreto Resources Corporation and Luis F. Saenz (6)
10.4	10.1	Form of 2008 Common Stock Subscription Agreement (7)
10.5	10.4	2008 Equity Incentive Plan (8)
10.6	10.6	Form of Subscription Agreement between the Registrant and each subscriber in the 2010 10% convertible notes private placement offering (3)
10.7	10.7	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering (3)
10.8	10.8	Form of Subscription Agreement between the Registrant and each subscriber in the 2012 10% convertible notes private placement offering (4)
14.1	14	Code of Ethics (9)
21	21	List of Subsidiaries(4)
31.1	*	Certification of Interim Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(1)	Filed with the SEC on July 10, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140148) on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on January 23, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-140148) on Form SB-2, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on April 12, 2011 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-140148) on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on April 16, 2012 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-140148) on Form 10-K, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on August 20, 2010 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-140148) on Form 10-Q, which exhibit is incorporated herein by reference.
(6)	Filed with the SEC on July 24, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140148) on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the SEC on September 15, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140148) on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the SEC on April 14, 2009 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-140148) on Form 10-K, which exhibit is incorporated herein by reference.

(9)	Filed with the SEC on March 31, 2008 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-140148) on Form 10-KSB, which exhibit is incorporated herein by reference.

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

Dated: April 18, 2012

By: /s/ Adam Zive

Adam Zive, Interim Chief Executive Officer

Dated: April 18, 2012

By:  /s/ Luis F. Saenz

Luis F. Saenz, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Adam Zive Adam Zive	Director	April 18, 2012
/s/ Luis F. Saenz Luis F. Saenz	Director	April 18, 2012

-5-