Form 10-Q
period 2012-03-31
Loreto Resources Corp.
filed 2012-05-15
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 70,298,322 shares of common stock issued and outstanding as of May 15, 2012.

LORETO CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Loreto Resources Corporation (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended December 31, 2011, previously filed on Form 10-K with the Securities and Exchange Commission .

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

Unaudited

	As of	As of
	March 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$13,187	$4,136
Prepaid expenses	27,947	41,920
Due from related party	10,712	10,712
Total Current Assets	51,846	56,768

Non-Current Assets
Deposits	9,228	9,228

TOTAL ASSETS	$61,074	$65,996

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$109,844	$103,990
Insurance financing	28,215	42,019
Due to related party	6,385	-
Convertible notes and interest payable	327,468	270,519
Total Current Liabilities	471,912	416,528

Total Liabilities	471,912	416,528

Stockholders' Deficit:
Common stock, $.001 par value, 300,000,000 shares authorized; 70,298,322 shares issued and outstanding as of March 31, 2012 and December 31, 2011	70,298	70,298
Additional paid-in capital	3,587,842	3,587,842
Deficit accumulated during development stage	(4,068,978)	(4,008,672)
Total Stockholders' Deficit	(410,838)	(350,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61,074	$65,996

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

Unaudited

			June 28, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Operating expenses
General and administrative expenses	$52,815	$40,187	$4,127,373
Loss from operations	(52,815)	(40,187)	(4,127,373)

Other income (expense):
Interest income	-	3	10,053
Interest expense	(7,491)	(4,903)	(37,184)
Gain on forgiveness of debt	-	-	85,526

Total other income (expense)	(7,491)	(4,900)	58,395

Net loss	$(60,306)	$(45,087)	$(4,068,978)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	70,298,322	70,127,167

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

			June 28, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(60,306)	$(45,087)	$(4,068,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	-	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	-	-	(85,526)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13,973	6,899	103,670
Accounts payable and accrued liabilities	5,854	(13,499)	197,221
Accounts payable-related party	-	-	160,389
Interest accrued on notes payable	6,949	3,912	32,459
Interest accrued on notes payable-related party	-	486	268
Due from related party	-	(141)	(10,712)
Due to related party	6,385	-	6,385
Net cash used in operating activities	(27,145)	(47,430)	(2,288,166)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(13,804)	(14,314)	(112,630)
Proceeds from convertible notes payable	50,000	80,015	325,927
Proceeds from notes payable-related party	-	9,995	16,543
Net cash provided by financing activities	36,196	75,696	2,301,353

Net Increase (Decrease) in Cash	9,051	28,266	13,187

Cash at Beginning of Period	4,136	8,235	-
Cash at End of Period	$13,187	$36,501	$13,187

Supplemental Cash Flow Information
Cash paid for interest	$543	$505	$2,605
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Debt forgiveness	$-	$-	$173,589
Insurance financing	$	$	$109,056
Stock issued for settlement of accounts payable	$-	$-	$49,580

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

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

Recently, the Company changed its focus again and is now looking for quality investment opportunities, not necessarily in the mining sector or in South America. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 915, “Accounting and Reporting by Development Stage Enterprises.”

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Loreto Resources Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2011, as reported in Form 10-K, have been omitted.

NOTE 3. GOING CONCERN

During the three months ended March 31, 2012, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $4.1 million as of March 31, 2012.

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

As of March 31, 2012, the Company is indebted to its president for the amount of $6,385. This amount is unsecured, due on demand, and non-interest bearing.

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

On March 15, 2011, the Company completed closings of a private placement offering of its convertible promissory notes, totaling approximately $90,000 in principal, to eight stockholders and one unaffiliated third party. As of March 1, 2011, the Company deemed the notes from the 2010 offering, along with accrued but unpaid interest, to have been converted, on a mandatory basis, into new notes on the same terms as the subsequent notes. The subsequent notes bear interest of 10%, matured on March 31, 2012, and both the principal and accrued interest will be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which the Company sells at least $1,000,000 of its securities.

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

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

On March 31, 2012, the 2010 Notes and the March 2011 Notes were amended, and the maturity dates were extended to September 30, 2013. In addition, the mandatory conversion terms for the aforementioned notes were amended to require conversion only if the minimum $1,000,000 financing closes concurrent with the closing of a related merger or other acquisition transaction.

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

The Company evaluated the conversion options under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred as of the period ended March 31, 2012, and as per FASB ASC Topic 470-20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of March 31, 2012.

As of March 31, 2012 and as of December 31, 2011, the Company owed principal and accrued interest of $327,468 and $270,519, respectively.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission.

OVERVIEW AND RECENT DEVELOPMENTS

Loreto Resources Corporation is an exploration stage, growth-oriented resource company, recently focused on the acquisition, development and production of significant base and precious metals deposits.

We intended to pursue the acquisition of one or ore mining properties in Peru and other South American countries and, to that end, we had opened an office in Lima, Peru. Because we decided not to pursue any of those opportunities, during the quarter ended September 30, 2010, we closed our office in Peru.

Since that time, we have begun identifying and investigating investment opportunities, but we have not yet finalized decisions to pursue any particular project.

Going Concern

During the three month period ended March 31, 2012, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $4.1 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $52,815 and $40,187 for the three months ended March 31, 2012 and 2011, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended March 31, 2012 and 2011 was $(60,306) and $(45,087), respectively.

We have generated no revenues and our net operating loss from inception through March 31, 2012 was $(4,068,978).

The increase from the 2011 to the 2012 three-month periods reflects our efforts to seek out quality investment opportunities and raise the additional capital necessary to fund these potential investments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at March 31, 2012 was $13,187 as compared to $4,136 at December 31, 2011.

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

The March 2011 Notes, and the deemed converted 2010 Notes, bear interest of 10%, mature on March 31, 2012, and both the principal and accrued interest will be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in our next securities offering or other financing, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in our next securities offering or other financing, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which we sell at least $1,000,000 of our securities.

On October 10, 2011, we closed a private placement offering (the “October 2011 Offering”) of our 10% convertible promissory notes (the “October 2011 Notes”). In the October 2011 Offering, we sold $52,500 in principal amount of the October 2011 Notes to an existing investor. The October 2011 Notes bear interest of 10%, mature on April 9, 2013, and both the principal and accrued interest will be mandatorily converted on the same terms as the March 2011 Notes.

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

The 2010 Notes and the March 2011 Notes have been amended so that they now mature on September 30, 2013. Also, the mandatory conversion terms for these notes have been amended to require conversion only if the minimum $1,000,000 financing closes concurrent with the closing of a related merger or other acquisition transaction.

We presently do not have any available credit, bank financing or other external sources of liquidity other than the remaining net proceeds from the February 2012 Offering. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next three months. We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of March 31, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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
_____________________
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

Loreto Resources Corporation

Date: May 15, 2012	By	/s/Luis F. Saenz
Luis F. Saenz, President and Interim
Principal Financial Officer

	By	/s/Adam Zive
Adam Zive, Interim Principal
Date: May 15, 2012	Executive Officer

