Form 10-Q/A
period 2012-03-31
Loreto Resources Corp.
filed 2012-05-17
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on May 15, 2012 is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

No changes have been made to the Quarterly Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description

31.1	Certification of Interim Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 INS	XBRL Instance Document***

101 SCH	XBRL Schema Document***

101 CAL	XBRL Calculation Linkbase Document***

101 LAB	XBRL Labels Linkbase Document***

101 PRE	XBRL Presentation Linkbase Document***

101 DEF	XBRL Definition Linkbase Document***

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

***	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Loreto Resources Corporation

Date: May 17, 2012	By	/s/Luis F. Saenz
Luis F. Saenz, President and Interim Principal Financial Officer

	By	/s/Adam Zive
Date: May 17, 2012		Adam Zive, Interim Principal Executive Officer

3