Form 10-Q
period 2012-06-30
Loreto Resources Corp.
filed 2012-08-14
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

There were 70,298,322 shares of common stock issued and outstanding as of August 13, 2012.

LORETO RESOURCES CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Loreto Resources Corporation (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended December 31, 2011, previously filed on Form 10-K with the Securities and Exchange Commission.

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

Unaudited

	As of	As of
	June 30,	December 31,
	2012	2011

ASSETS

Current Assets
Cash	$2,411	$4,136
Prepaid expenses and other current assets	19,574	41,920
Due from related party	10,712	10,712
Total Current Assets	32,697	56,768

Non-Current Assets
Deposits	9,228	9,228

TOTAL ASSETS	$41,925	$65,996

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$158,689	$103,990
Insurance financing	14,211	42,019
Due to related party	6,385	-
Convertible notes and interest payable	334,978	270,519
Total Current Liabilities	514,263	416,528

Total Liabilities	514,263	416,528

Stockholders' Deficit:
Common stock, $.001 par value, 300,000,000 shares authorized; 70,298,322 shares issued and outstanding as of June 30, 2012 and December 31, 2011	70,298	70,298
Additional paid-in capital	3,587,842	3,587,842
Deficit accumulated during development stage	(4,130,478)	(4,008,672)
Total Stockholders' Deficit	(472,338)	(350,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,925	$65,996

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

Unaudited

					June 28, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Operating costs
General and administrative expenses	53,648	40,314	106,463	80,501	4,181,021

Loss from operations	(53,648)	(40,314)	(106,463)	(80,501)	(4,181,021)

Other income (expense):
Interest income	-	2	-	5	10,053
Interest expense	(7,852)	(6,237)	(15,343)	(11,140)	(45,036)
Gain on forgiveness of debt	-	-	-	-	85,526

Total other income (expense)	(7,852)	(6,235)	(15,343)	(11,135)	50,543

Net loss	$(61,500)	$(46,549)	$(121,806)	$(91,636)	$(4,130,478)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -basic and diluted	70,298,322	70,298,322	70,298,322	70,298,322

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

			June 28, 2006
			(Inception)
			through
	Six Months Ended	Six Months Ended	June 30,
	June 30, 2012	June 30, 2011	2012

Cash Flows from Operating Activities
Net loss	$(121,806)	$(91,636)	$(4,130,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	-	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	-	-	(85,526)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	22,346	21,708	112,043
Accounts payable and accrued liabilities	54,699	(7,559)	246,066
Accounts payable-related party	-	-	160,389
Interest accrued on notes payable	14,459	9,232	39,969
Interest accrued on notes payable-related party	-	1,148	268
Due from related party	-	(274)	(10,712)
Net cash used in operating activities	(30,302)	(67,381)	(2,291,323)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Due to related party	6,385	-	6,385
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(27,808)	(28,878)	(126,634)
Proceeds from convertible notes payable	50,000	80,015	325,927
Proceeds from notes payable-related party	-	9,995	16,543
Net cash provided by financing activities	28,577	61,132	2,293,734

Net Increase (Decrease) in Cash	(1,725)	(6,249)	2,411

Cash at Beginning of Period	4,136	8,235	-
Cash at End of Period	$2,411	$1,986	$2,411

Supplemental Cash Flow Information
Cash paid for interest	$543	$759	$2,605
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing Activities
Debt forgiveness	$-	$-	$173,589
Insurance financing	$-	$-	$95,252
Stock issued for settlement of accounts payable	$-	$-	$49,580

See accompanying notes to Unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2012

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

NOTE 3. GOING CONCERN

During the six months ended June 30, 2012, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of approximately $4.1 million as of June 30, 2012.

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

As of June 30, 2012, the Company is indebted to its president for the amount of $6,385. This amount is unsecured, due on demand, and non-interest bearing.

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

On March 15, 2011, the Company completed closings of a private placement offering of its convertible promissory notes (the “March 2011 Notes”), totaling approximately $90,000 in principal, to eight stockholders and one unaffiliated third party. As of March 1, 2011, the Company deemed the notes from the 2010 offering, along with accrued but unpaid interest, to have been converted, on a mandatory basis, into new notes on the same terms as the subsequent notes. The subsequent notes bear interest of 10%, matured on March 31, 2012, and both the principal and accrued interest will be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which the Company sells at least $1,000,000 of its securities.

On October 10, 2011, the Company closed a private placement offering (the “October 2011 Offering”) of its 10% convertible promissory notes (the “October 2011 Notes”). In the October 2011 Offering, the Company sold $52,500 in principal amount of the October 2011 Notes to an existing investor.

 LORETO RESOURCES CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

The Company evaluated the conversion options under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred as of the period ended June 30, 2012, and as per FASB ASC Topic 470-20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of June 30, 2012.

As of June 30, 2012 and as of December 31, 2011, the Company owed principal and accrued interest of $334,978 and $270,519, respectively.

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6. SUBSEQUENT EVENTS

On July 25, 2012, the Company closed a private placement offering (the “July 2012 Offering”) of its 10% convertible promissory notes (the “July 2012 Notes”). In the July 2012 Offering, the Company sold $70,000 in principal amount of the July 2012 Notes to one existing investor. The July 2012 Notes mature on January 24, 2014 and will be automatically converted at the initial closing of the Company’s next private placement in which it sells at least $1,000,000 of its securities, so long as such offering closes concurrent with the closing of a related merger or other acquisition transaction.

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

Unless the context otherwise requires, the terms “the Company,” “we,” “us” and “our” refer to Loreto Resources Corporation.

OVERVIEW AND RECENT DEVELOPMENTS

We are an exploration stage, growth-oriented resource company, recently focused on the acquisition, development and production of significant base and precious metals deposits.

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

Going Concern

During the six month period ended June 30, 2012, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $4.1 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and Three Months Ended June 30, 2011

We are still in our exploration stage and have generated no revenues to date.

We incurred general and administrative expenses of $53,648 and $40,314 for the three months ended June 30, 2012 and 2011, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended June 30, 2012 and 2011 was $61,500 and $46,549, respectively.

We have generated no revenues and our net operating loss from inception through June 30, 2012 was $4,130,478.

The increase from the 2011 to the 2012 three-month periods reflects our efforts to seek out quality investment opportunities and raise the additional capital necessary to fund these potential investments.

Six Months Ended June 30, 2012 and Six Months Ended June 30, 2011

We incurred general and administrative expenses of $106,463 and $80,501 for the six months ended June 30, 2012 and 2011, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the six months ended June 30, 2012 and 2011 was $121,806 and $91,636, respectively.

The increase from the 2011 to the 2012 six-month periods reflects our efforts to seek out quality investment opportunities and raise the additional capital necessary to fund these potential investments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at June 30, 2012 was $2,411 as compared to $4,136 at December 31, 2011.

On November 2, 2010 and on November 17, 2010, the Company completed closings of a private placement offering (the “November 2010 Offering”) of its 10% convertible promissory notes (the “November 2010 Notes”), totaling approximately $150,000 in principal, to eight stockholders and one unaffiliated third party. The 2010 Notes bore interest of 10%, and would have matured on December 31, 2011. Both the principal and accrued interest were deemed mandatorily converted (see below) on March 15, 2011 at the price paid by investors in the March 2011 Offering (as defined below), expressed as a percentage of the face amount of debt securities.

On March 15, 2011, the Company completed closings of a private placement offering (the “March 2012 Offering”) of its convertible promissory notes (the “March 2011 Notes”), totaling approximately $90,000 in principal, to eight stockholders and one unaffiliated third party. As of March 1, 2011, the Company deemed the November 2010 Notes, along with accrued but unpaid interest, to have been converted, on a mandatory basis, into new notes on the same terms as the March 2011 Notes. The March 2011 Notes, which were scheduled to mature on March 31, 2012, bear interest of 10%. Pursuant to the terms of the March 2011 Notes, both the principal and accrued interest were to be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which the Company sells at least $1,000,000 of its securities. On March 31, 2012, the November 2010 Notes and the March 2011 Notes were amended, and the maturity dates were extended to September 30, 2013. In addition, the mandatory conversion terms for the November 2010 Notes and the March 2011 Notes were amended to require conversion only if the minimum $1,000,000 financing closes concurrent with the closing of a related merger or other acquisition transaction.

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

On July 25, 2012, the Company closed a private placement offering (the “July 2012 Offering”) of its 10% convertible promissory notes (the “July 2012 Notes”). In the July 2012 Offering, the Company sold $70,000 in principal amount of the July 2012 Notes to one existing investor. The July 2012 Notes mature on January 24, 2014 and will be automatically converted at the initial closing of the Company’s next private placement in which it sells at least $1,000,000 of its securities, so long as such offering closes concurrent with the closing of a related merger or other acquisition transaction.

We presently do not have any available credit, bank financing or other external sources of liquidity other than the remaining net proceeds from the July 2012 Offering. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next three months. We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our senior management, consisting of Adam Zive, our Interim Chief Executive Officer, and Luis F. Saenz, our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of June 30, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

•	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have two interim officers overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

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

**         Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Loreto Resources Corporation

Date: August 14, 2012	By:	/s/Adam Zive
Adam Zive Interim Chief Executive Officer
(principal executive officer)

	By:	/s/ Luis F. Saenz
Date: August 14, 2012		Luis F. Saenz President and Interim Chief Financial Officer
(principal financial officer)

