Form 10-Q
period 2012-09-30
Loreto Resources Corp.
filed 2012-11-14
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 70,298,322 shares of common stock issued and outstanding as of November 12, 2012.

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

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

Unaudited

	As of	As of
	September 30,	December 31,
	2012	2011

ASSETS

Current Assets
Cash	$35,786	$4,136
Prepaid expenses and other current assets	5,000	41,920
Due from related party	-	10,712
Total Current Assets	40,786	56,768

Non-Current Assets
Deposits	9,228	9,228

TOTAL ASSETS	$50,014	$65,996

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$132,975	$103,990
Insurance financing	-	42,019
Due to related party	6,385	-
Convertible notes and interest payable	413,926	270,519
Total Current Liabilities	553,286	416,528

Total Liabilities	553,286	416,528

Stockholders' Deficit:
Common stock, $.001 par value, 300,000,000 shares authorized; 70,298,322 shares issued and outstanding as of September 30, 2012 and December 31, 2011	70,298	70,298
Additional paid-in capital	3,587,842	3,587,842
Deficit accumulated during development stage	(4,161,412)	(4,008,672)
Total Stockholders' Deficit	(503,272)	(350,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,014	$65,996

See accompanying notes to unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

Unaudited

					June 28, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Operating costs
General and administrative expenses	$22,330	$115,659	$128,793	$196,160	$4,203,351

Loss from operations	(22,330)	(115,659)	(128,793)	(196,160)	(4,203,351)

Other income (expense):
Interest income	3	-	3	5	10,056
Interest expense	(8,607)	(6,077)	(23,950)	(17,217)	(53,643)
Gain on forgiveness of debt	-	-	-	-	85,526

Total other income (expense)	(8,604)	(6,077)	(23,947)	(17,212)	41,939

Net loss	$(30,934)	$(121,736)	$(152,740)	$(213,372)	$(4,161,412)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	70,298,322	70,298,322	70,298,322	70,298,322

See accompanying notes to unaudited Consolidated Financial Statements

LORETO RESOURCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

			June 28, 2006
			(Inception)
			through
	Nine Months Ended	Nine Months Ended	September 30,
	September 30, 2012	September 30, 2011	2012

Cash Flows from Operating Activities
Net loss	$(152,740)	$(213,372)	$(4,161,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	-	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	-	-	(85,526)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36,920	37,217	126,617
Accounts payable and accrued liabilities	770	97,380	192,137
Accounts payable-related party	-	-	160,389
Interest accrued on notes payable	23,407	16,430	48,917
Interest accrued on notes payable-related party	-	-	268
Due from related party	10,712	(133)	-
Net cash used in operating activities	(80,931)	(62,478)	(2,341,952)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Due to related party	6,385	-	6,385
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(13,804)	(33,789)	(112,630)
Proceeds from convertible notes payable	120,000	90,010	395,927
Proceeds from notes payable-related party	-	-	16,543
Net cash provided by financing activities	112,581	56,221	2,377,738

Net Increase (Decrease) in Cash	31,650	(6,257)	35,786

Cash at Beginning of Period	4,136	8,235	-
Cash at End of Period	$35,786	$1,978	$35,786

Supplemental Cash Flow Information
Cash paid for interest	$543	$787	$2,605
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing Activities
Debt forgiveness	$-	$-	$173,589
Insurance financing	$28,215	$-	$67,037
Stock issued for settlement of accounts payable	$-	$-	$49,580

See accompanying notes to unaudited Consolidated Financial Statements

 LORETO RESOURCES CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2012

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

In 2010, the Company changed its focus again and is now looking for quality investment opportunities, not necessarily in the mining sector or in South America. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 915, “Accounting and Reporting by Development Stage Enterprises.”

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

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2012, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of $4,161,412 as of September 30, 2012.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

As of September 30, 2012, the Company is indebted to its president for the amount of $6,385. This amount is unsecured, due on demand, and non-interest bearing.

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

September 30, 2012

(Unaudited)

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

The Company evaluated the conversion options under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred as of the period ended September 30, 2012, and as per FASB ASC Topic 470-20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of September 30, 2012.

As of September 30, 2012 and as of December 31, 2011, the Company owed principal and accrued interest of $413,926 and $270,519, respectively.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a development stage company, recently focused on the acquisition, development and production of significant base and precious metals deposits.

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

Going Concern

During the nine month period ended September 30, 2012, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $4.2 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and Three Months Ended September 30, 2011

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $22,330 and $115,659 for the three months ended September 30, 2012 and 2011, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2012 and 2011 was $30,934 and $121,736, respectively.

We have generated no revenues and our net operating loss from inception through September 30, 2012 was $4,161,412.

The decrease from the 2011 to the 2012 three-month periods reflects our efforts to reduce overall costs.

Nine Months Ended September 30, 2012 and Nine Months Ended September 30, 2011

We incurred general and administrative expenses of $128,793 and $196,160 for the nine months ended September 30, 2012 and 2011, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the nine months ended September 30, 2012 and 2011 was $152,740 and $213,372, respectively.

The decrease from the 2011 to the 2012 nine-month periods reflects our efforts to reduce overall costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at September 30, 2012 was $35,786 as compared to $4,136 at December 31, 2011.

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

On March 15, 2011, the Company completed closings of a private placement offering (the “March 2012 Offering”) of its convertible promissory notes (the “March 2011 Notes”), totaling approximately $90,000 in principal, to eight stockholders and one unaffiliated third party. As of March 1, 2011, the Company deemed the November 2010 Notes, along with accrued but unpaid interest, to have been converted, on a mandatory basis, into new notes on the same terms as the March 2011 Notes. The March 2011 Notes, which were scheduled to mature on March 31, 2012, bear interest of 10%. Pursuant to the terms of the March 2011 Notes, both the principal and accrued interest were to be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which the Company sells at least $1,000,000 of its securities. In December 2011, November 2010 Notes in the aggregate principal amount of $27,159 and March 2011 Notes in the aggregate principal amount of $16,296 were forgiven by certain of the lenders. On March 31, 2012, the remaining November 2010 Notes and the remaining March 2011 Notes were amended, and the maturity dates were extended to September 30, 2013. In addition, the mandatory conversion terms for the November 2010 Notes and the March 2011 Notes were amended to require conversion only if the minimum $1,000,000 financing closes concurrent with the closing of a related merger or other acquisition transaction.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

—	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

—	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have two interim officers overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	Description
4.1	Form of the Company’s 10% Convertible Promissory Note(1)
10.1	Form of Subscription Agreement for the offering of up to $100,000 of the Company’s 10% Convertible Promissory Notes(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002(1)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

(1)	Filed herewith

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

Loreto Resources Corporation

Date: November 14, 2012	By:	/s/ Adam Zive
Adam Zive
Interim Chief Executive Officer
(principal executive officer)

Date: November 14, 2012	By:	/s/ Luis F. Saenz
Luis F. Saenz
President and Interim Chief Financial Officer
(principal financial officer)

