Form 10-K
period 2012-12-31
HK International Group, Inc.
filed 2013-04-08
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-140148

HK INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 E. Colorado Blvd., Suite 888 Pasadena, CA	91101
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number:	(626) 683-9120

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	None

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

Yes ☒   No ☐

On June 30, 2012, there were 70,298,322 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 40,680,000 shares were held by non-affiliates of the registrant. The market value on June 30, 2012 of those shares held by non-affiliates was $10,170,000, based on the price of $0.25 per share (split-adjusted) for the registrant’s common stock which was sold in a private placement that closed initially on September 9, 2008. Shares of common stock held by each officer and director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2013, there were 127,703,396 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “HK International Group,” “Loreto,” “Loreto Resources,” the “Company,” “we,” “us” or “our” are to HK International Group, Inc. f/k/a Loreto Resources Corporation, and its wholly owned subsidiary.

PART I

ITEM 1.	BUSINESS

History and General Development of Our Business

We were incorporated in the State of Nevada on June 28, 2006 under the name Loreto Corporation. The Company was formed to design, print, market and sell greeting cards, wrapping paper, stationery products and collectibles in retail locations throughout Mexico (the “Legacy Business”).

During the latter part of 2007, we discontinued our Legacy Business and, in mid-2008, we decided to redirect our business focus and strategy towards identifying and pursuing business opportunities in the mining sector in South America. In connection with this change of business focus, on July 3, 2008, we changed our name to Loreto Resources Corporation.

During the year ended December 31, 2009, we entered into a number of letters of intent relating to the acquisition of various mining properties in Peru and other South American countries.  We were seeking, at that time, development and production-stage zinc, copper, gold and silver mining assets. For commercial reasons, we decided not to pursue any of the acquisitions proposed in those letters.

In mid-2010, we changed our focus to primarily seeking quality assets and investment opportunities.  During the quarter ended September 30, 2010, we closed our office in Lima, Peru.

On August 8, 2011, we entered into a letter of intent with Eagleford Energy Inc. (“Eagleford”), a publicly held Ontario corporation, relating to a potential farm-in by us of an up to 50% working interest in Eagleford’s net working interests in the Matthews and Murphy oil and gas leases in Zavala County, Texas. On October 18, 2011, we terminated that letter of intent.

On March 8, 2013, holders of 72,123,396 shares of our common stock, $0.001 par value per share (“Common Stock”) (representing approximately 56.5% of our common equity at that time), consented to a proposed 1:100 reverse split of our Common Stock (the “Reverse Stock Split”), as previously authorized by our board of directors (“Board”). The Reverse Stock Split will be effective upon approval by FINRA.

As of March 11, 2013, we sold 1,300 shares of our Series A convertible preferred stock, $0.001 par value per share (“Series A Preferred Stock”), to Commonwealth Investments, LLC, a California limited liability company (“Commonwealth”). These shares of Series A Preferred Stock are convertible into an aggregate of 12,770,339,600 shares of Common Stock, representing approximately 99.0% of our common equity on an as-converted basis; provided, however, that, until the Reverse Stock Split is effective, we will not have a sufficient number of authorized shares available to convert all of the shares of Series A Preferred Stock to Common Stock. As a result of this transaction, there was a change of control of the Company. Commonwealth has advised us that it plans to appoint new members to our Board in the near future, and to make other changes to our management and operations.

On March 22, 2013, we changed our name to HK International Group, Inc., and increased our number of authorized shares from 310,000,000 shares consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), 1,300 shares of which have been designated as Series A Preferred Stock, to 3,000,000,000 shares, consisting of (i) 2,000,000,000 shares of Common Stock, and (ii) 1,000,000,000 shares of Preferred Stock, 1,300 shares of which have previously been designated as Series A Preferred Stock (“Share Increase”).

Going forward, our plan is to acquire other assets or business operations that will maximize shareholder value. However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

Research and Development

We have not spent any amounts on research and development activities during either of the last two fiscal years.

Employees

As of the date of this report, we did not have any full time employees.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We did not own or rent any properties during the last two fiscal years. As of March 19, 2013, our executive offices are located at 800 East Colorado Boulevard, Suite 888, Pasadena, CA 91101 and cover an area of approximately 8,142 square feet. The use of these offices is supplied to us on a rent free basis by an affiliated party.

ITEM 3.	LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the OTC Bulletin Board under the symbol “LRTC.OB”.

For the period from January 1, 2011 through December 31, 2012, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions. Although our Common Stock was approved for listing on the OTC Bulletin Board on May 2, 2007, there has been minimal trading to date:

Fiscal Year Ended December 31, 2012 Quarter Ended	High Bid	Low Bid
March 31, 2012	$0.0131	$0.0131

June 30, 2012	$0.0131	$0.01

September 30, 2012	$0.01	$0.01

December 31, 2012	$0.001	$0.001

Fiscal Year Ended December 31, 2011 Quarter Ended	High Bid	Low Bid
March 31, 2011	$0.044	$0.04

June 30, 2011	$0.045	$0.01

September 30, 2011	$0.0121	$0.01

December 31, 2011	$0.75	$0.0121

Because our Common Stock is thinly traded, bid information on our Common Stock does not necessarily represent its fair market value.

Holders

As of March 31, 2013, we had 127,703,396 shares of our Common Stock issued and outstanding held by 20 shareholders of record.

Dividends

We have never declared any cash dividends with respect to our Common Stock. Future payment of dividends is within the discretion of our Board and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our Common Stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our Common Stock.

Securities Authorized For Issuance Under Equity Compensation Plans

On July 3, 2008, our Board and stockholders adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which reserves a total of 16,000,000 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of December 31, 2012, we have not issued any shares and there are no outstanding grants under the 2008 Plan.

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	-	16,000,000
Equity compensation plans not approved by security holders	0	-	-
Total	0	-	16,000,000

 Recent Sales of Unregistered Securities

On November 2, 2010 and on November 17, 2010, we completed closings of a private placement offering (the “November 2010 Offering”) of our convertible notes (the “November 2010 Notes”), totaling approximately $150,000 in principal, to eight stockholders and one unaffiliated third party. The November 2010 Notes bore interest of 10%, and would have matured on December 31, 2011. Both the principal and accrued interest were deemed mandatorily converted on March 15, 2011 at the price paid by investors in the March 2011 Offering (described below), expressed as a percentage of the face amount of debt securities.

On March 15, 2011, we completed closings of a private placement offering (the “March 2011 Offering”) of our convertible promissory notes (the “March 2011 Notes”), totaling approximately $90,000 in principal, to eight stockholders and one unaffiliated third party. As of March 1, 2011, we deemed the notes from the November 2010 Offering, along with accrued but unpaid interest, to have been converted, on a mandatory basis, into new notes on the same terms as the subsequent notes. The March 2011 Notes bore interest of 10%, and, if they had not been amended (as described below), were due to mature on March 31, 2012, and both the principal and accrued interest would have be mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which we sold at least $1,000,000 of our securities.

On October 10, 2011, we closed a private placement offering (the “October 2011 Offering”) of our convertible promissory notes (the “October 2011 Notes”). In the October 2011 Offering, we sold $52,500 in principal amount of the October 2011 Notes to an existing investor. The October 2011 Notes bore interest of 10%, and, if they had not been converted (as described below), were due to mature on April 9, 2013, and both the principal and accrued interest would have been mandatorily converted at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock), upon the closing of, and into the securities issued in, the next financing in which we sold at least $1,000,000 of our securities.

On March 31, 2012, the November 2010 Notes and the March 2011 Notes were amended, and the maturity dates were extended to September 30, 2013. In addition, the mandatory conversion terms for the aforementioned notes were amended to require conversion only if the minimum $1,000,000 financing closes concurrent with the closing of a related merger or other acquisition transaction.

On February 1, 2012, we closed a private placement offering (the “February 2012 Offering”) of our convertible promissory notes (the “February 2012 Notes”). In the February 2012 Offering, we sold $50,000 in principal amount of the February 2012 Notes to one existing investor. The February 2012 Notes bore interest of 10%, and, if they had not been converted (as described below), were due to mature on July 31, 2013, and both the principal and accrued interest would have been automatically converted at the initial closing of our next private placement in which we sold at least $1,000,000 of our securities, so long as such offering closed concurrent with the closing of a related merger or other acquisition transaction.

On July 25, 2012, we closed a private placement offering (the “July 2012 Offering”) of our convertible promissory notes (the “July 2012 Notes”). In the July 2012 Offering, we sold $70,000 in principal amount of the July 2012 Notes to one existing investor. The July 2012 Notes bore interest of 10%, and, if they had not been converted (as described below), were due to mature on January 24, 2014, and both the principal and accrued interest would have been automatically converted at the initial closing of our next private placement in which we sold at least $1,000,000 of our securities, so long as such offering closed concurrent with the closing of a related merger or other acquisition transaction.

On March 8, 2013, we entered into Promissory Note Conversion Agreements (the “Conversion Agreements”) with each of the holders (the “Noteholders”) of all of our outstanding convertible promissory notes (collectively, the “Notes”), pursuant to which, among other things, an aggregate of $430,538 of principal and accrued and unpaid interest due under the Notes, representing all of our outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares of our Common Stock, at a conversion rate of $0.0075 per share (the “Debt Conversion Transaction”).

On March 11, 2013, we closed a private placement offering of our Series A Preferred Stock, in which we sold 1,300 shares of our Series A Preferred Stock to Commonwealth for an aggregate purchase price of $130,000. The shares of Series A Preferred Stock are currently convertible into an aggregate of 12,770,339,600 shares of our Common Stock, at a rate of $0.0000102826655692955 per share.

All of the offerings discussed above were conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. All of the securities were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. No commissions were paid in connection with any of these offerings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of our financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal year Ended December 31, 2012 and 2011

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $145,946 and $234,267 for the years ended December 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for years ended December 31, 2012 and 2011 were $179,447 and $211,751, respectively.

We have generated no revenues and our net operating loss from inception through December 31, 2012 was $4,188,119.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2012 was $4,965.

As discussed above, during the past two years we have had a number of small private offerings of our convertible promissory notes.

In the March 2011 Offering, we raised $90,000, in the October 2011 Offering we raised $52,500, and in the February 2012 Offering we raised an additional $50,000.

We utilized the proceeds of these offerings for working capital and general corporate purposes.

On March 8, 2013, an aggregate of $430,538 of principal and accrued and unpaid interest due under the Notes, representing all of our outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares of our Common Stock.

On March 11, 2013, we sold 1,300 shares of our Series A Preferred Stock for an aggregate purchase price of $130,000. We used the net proceeds from the sale of the Series A Preferred Stock to pay outstanding obligations to advisors, service providers and vendors, and to pay any outstanding tax liabilities. In addition, the purchaser of the Series A Preferred Stock paid $37,500 of our legal fees incurred in connection with the transaction.

Working Capital Needs

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. At our current level of operation, we do not have sufficient cash to meet our expenses for the next twelve months. We expect that we will need to obtain additional capital in order to meet our current working capital needs, execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Our auditors have included an explanatory paragraph in their report on our consolidated financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds. We believe that we will be able to raise the required funds for operations and to achieve our business plan.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL IDSCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Luis Saenz, our President and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our President and Interim Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Attestation Report of Our Registered Public Accounting Firm

This Annual Report on Form 10-K (“Annual Report”) does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our President and Interim Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors as of December 31, 2012:

Name	Age	Title	Date First Appointed

Luis F. Saenz	41	President, Interim Chief Financial Officer and Director	July 21, 2008

Adam Zive(1)	34	Interim Chief Executive Officer and Director	August 25, 2011

(1)	On February 11, 2013, Mr. Zive resigned as our interim Chief Executive Officer and a member of our Board. As a result of Mr. Zive’s resignation, he has relinquished his title of “principal executive officer” for SEC reporting purposes.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Currently, directors are not compensated for their services, although their expenses in attending meetings may be reimbursed. Officers are elected by the Board and serve until their successors are appointed by the Board. Biographical resumes of each officer and director are set forth below.

Certain biographical information of our directors and officers:

Luis F. Saenz. Mr. Saenz was most recently employed at Standard Bank ("Standard") with Standard's investment banking unit, Standard Americas, Inc. Mr. Saenz joined Standard in New York in 1997 and relocated to Peru in 1998 to establish Standard's Peru representative office. While in Peru, he led Standard's mining and metals origination effort in the Latin America region. He recently returned to New York to head Standard's mining and metals team in the Americas. He previously worked for Pechiney World Trade in the base metals trading area before joining Merrill Lynch as Vice-President for Commodities in Latin America. Mr. Saenz graduated from Franklin and Marshall College in 1991 with a Bachelor of Arts degree in economics and international affairs.

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

Mr. Saenz brings to our Board a wealth of experience derived from his services in various businesses. He has demonstrated strong acumen and ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards.

Adam Zive. Mr. Zive has since 2009 been the President and Chief Executive Officer of Dorian Financial Limited (Barbados), a private company owned by Mr. Zive.  From 2008 until 2009 he was the head of Africa oil and gas research for Renaissance Capital, and from 2006 to 2008 the head of oil and gas research for Desjardins Securities.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of ours during the past five years.

Board Committees

The Company currently has not established any committees of the Board. Our Board may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. Our sole director performs all functions that would otherwise be performed by committees. Given the present size of our Board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our Board and allocate responsibilities accordingly.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make written request to our Secretary at 800 E. Colorado Blvd., Suite 888 Pasadena, CA 91101, tel. (626) 683-9120.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2012 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2012 that received annual compensation during the fiscal year ended December 31, 2012 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Adam Zive, Interim Chief Executive Officer (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Luis F. Saenz, President and Interim Chief Financial Officer (2)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)	Adam Zive was appointed Interim Chief Executive Officer of the Company on August 25, 2011. On February 11, 2013, Mr. Zive resigned as our interim Chief Executive Officer and a member of our Board. As a result of Mr. Zive’s resignation, he has relinquished his title of “principal executive officer” for SEC reporting purposes.

(2)	Luiz Saenz resigned as Chief Executive Officer on August 25, 2011. Mr. Saenz remains as our President, Interim Chief Financial officer and sole director.

Employment Agreements and Arrangements

We do not have formal employment agreements with any members of management.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by our Named Executive Officers at December 31, 2012.

	Option awards
Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Adam Zive, Interim Chief Executive Officer and Director	0	0	0	-	-
Luis F. Saenz, President, Interim Chief Financial Officer and Director	0	0	0	-	-

There were no stock awards to executive officers during the year ended December 31, 2012, and there are no stock awards outstanding as of December 31, 2012.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees (if any) of the Board or for special assignments. During the fiscal year ended December 31, 2012 there were no arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of March 31, 2013 by:

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

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)

Luis F. Saenz	Common Stock	400,000		*

All Officers and Directors As a Group (1 person)	Common Stock	400,000		*

Commonwealth Investments, LLC	Series A Preferred Stock (3)	12,770,339,600	(3)	99.0	%(3)

 *Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 127,703,396 shares of common stock outstanding as of March 31, 2013.

(3)	Commonwealth holds 1,300 shares of our Series A Preferred Stock, which are convertible into an aggregate of 12,770,339,600 shares of our Common Stock, representing approximately 99.0% of our common equity on an as-converted basis; provided, however, that, until the Reverse Stock Split is effective, we will not have a sufficient number of authorized shares available to convert all of the shares of Series A Preferred Stock to Common Stock. Following the Share Increase, which became effective on March 22, 2013, we have only 1,872,296,604 shares of Common Stock available to be issued upon conversion of shares of Series A Preferred Stock, currently representing 93.6% of our common equity on an as-converted basis. Jimmy Wang is the Manager of Commonwealth and has sole voting and investment power over the shares owned thereby. Mr. Wang disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 3, 2008, our Board and stockholders adopted the 2008 Plan which reserves a total of 16,000,000 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of the date hereof, we have not issued any shares under the 2008 Plan and we do not have any outstanding options or other awards under the 2008 Plan.

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2008 Plan (See “Item 5. Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no other plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	-	16,000,000
Equity compensation plans not approved by security holders	0	-	-
Total	0	-	16,000,000

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 8, 2013, we entered into Conversion Agreements with each of our Noteholders, pursuant to which, among other things, an aggregate of $430,538 of principal and accrued and unpaid interest due under the Notes, representing all of our outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares of our Common Stock, at a conversion rate of $0.0075 per share. An aggregate of $162,168.33 of principal and accrued and unpaid interest due under the Notes was due to Andrew Meade, who, at that time, beneficially owned more than 5% of our Common Stock. As a result the Debt Conversion Transaction, Mr. Meade, and his affiliate, received an aggregate of 6,051,046 shares of our Common Stock.

Since January 1, 2012, we have had no other transactions with related persons, promoters or certain control persons.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to (and we do not) have our Board comprised of a majority of “Independent Directors.”

Our Board has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board has determined that neither of our current directors qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2012 and 2011 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2012	Fiscal year ended December 31, 2011
Audit fees (1)	$14,500	$18,345
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$14,500	$18,345

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our Board performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our Board (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Loreto Resources Corporation are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 3, 2008 (1)
3.2	3.2	By-Laws of Registrant (2)
3.3	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on March 22, 2013 (8)
4.1	3.3	Form of 2010 10% Convertible Promissory Note (3)
4.2	3.4	Form of 2011 10% Convertible Promissory Note (3)
4.3	3.5	Form of 2012 10% Convertible Promissory Note (6)
4.4	4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on March 8, 2013 (7)
10.1	10.4	2008 Equity Incentive Plan (4)
10.2	10.7	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering (3)
10.3	10.6	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering (3)
10.4	10.8	Form of Subscription Agreement between the Registrant and each subscriber in the 2012 10% convertible notes private placement offering (6)
10.5	10.1	Form of Promissory Note Conversion Agreement between the Company and each of the holders of the Company’s outstanding promissory notes (7)
10.6	10.2	Series A Preferred Stock Purchase Agreement between the Company and Commonwealth Investments, LLC, dated March 8, 2013 (7)
14.1	14	Code of Ethics (5)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)	Filed with the SEC on July 10, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on January 23, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-140148) on Form SB-2, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on April 12, 2011 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on April 14, 2009 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on March 31, 2008 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-KSB, which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on April 16, 2012 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(7)	Filed with the SEC on March 14, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the SEC on March 25, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

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

In reviewing the agreements included as exhibits and incorporated by reference to this Annual Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HK INTERNATIONAL GROUP INC.

Dated: April 8, 2013	By:	/s/ Luis F. Saenz
Luis F. Saenz
President, Interim Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luis F. Saenz	President, Interim Chief Financial Officer and Director	April 8, 2013
Luis F. Saenz

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from June 28, 2006 (inception) through December 31, 2012	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the period from June 28, 2006 (inception) through December 31, 2012	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from June 28, 2006 (inception) through December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7 – F-16

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors of

HK International Group, Inc

(A Development Stage Company)

Pasadena, California

We have audited the accompanying consolidated balance sheets of HK International Group, Inc, and its subsidiary (formerly known as Loreto Resources Corporation) (a development stage company) (collectively, “the Company”), as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years then ended and the period from June 28, 2006 (inception) through December 31, 2012. The financial statements for the period from June 28, 2006 (inception) through December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from June 28, 2006 (inception) through December 31, 2007 include no revenue and a net loss of $44,395. Our opinion on the statements of operations, stockholder’ equity, and cash flows for the period from June 28, 2006 (inception) through December 31, 2012, in so far as it relates to amounts for prior periods through December 31,2007 is based solely on the report of the other auditor. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the two years then ended and the period from June 28, 2006 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

April 5, 2013

HK INTERNATIONAL GROUP, INC.

(Formerly Loreto Resources Corporation)

(A Development Stage Company)

Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2012	2011
ASSETS
Current Assets
Cash	$4,965	$4,136
Prepaid expenses	-	41,920
Due from related party	6,329	10,712
Total Current Assets	11,294	56,768

Non-Current Assets
Deposits	3,000	9,228

TOTAL ASSETS	$14,294	$65,996

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$120,791	$103,990
Insurance financing	-	42,019
Convertible notes and interest payable	423,482	270,519
Total Current Liabilities	544,273	416,528

Total Liabilities	544,273	416,528

Stockholders' Deficit:
Common stock, $.001 par value, 300,000,000 shares authorized; 70,298,322 shares issued and outstanding as of December 31, 2012 and December 31, 2011	70,298	70,298
Additional paid-in capital	3,587,842	3,587,842
Deficit accumulated during development stage	(4,188,119)	(4,008,672)
Total Stockholders' Deficit	(529,979)	(350,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,294	$65,996

The accompanying notes are an integral part of these consolidated financial statements.

HK INTERNATIONAL GROUP, INC.

(Formerly Loreto Resources Corporation)

(A Development Stage Company)

Consolidated Statements of Operations

			June 28, 2006
	Year End	Year End	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Operating expenses
General and administrative expenses	$145,946	$234,267	$4,220,504

Loss from operations	(145,946)	(234,267)	(4,220,504)

Other income (expense):

Interest income	5	9	10,058
Interest expense	(33,506)	(25,222)	(63,199)
Gain on forgiveness of debt	-	47,729	85,526

Total other income (expense)	(33,501)	22,516	32,385

Net loss	$(179,447)	$(211,751)	$(4,188,119)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	$70,298,322	$70,298,322

The accompanying notes are an integral part of these consolidated financial statements.

HK INTERNATIONAL GROUP, INC.

(Formerly Loreto Resources Corporation)

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total
Balance, June 28, 2006	-	$-	$-	$-	$-
Stock issued for cash on October 3, 2006	40,000,000	40,000	(30,000)	-	10,000
Net loss, 2006	-	-	-	(877)	(877)
Balance, December 31, 2006	40,000,000	40,000	(30,000)	(877)	9,123
Stock issued for cash on February 23, 2007	36,000,000	36,000	(18,000)	-	18,000
Stock issued for services on July 2, 2007	24,000,000	24,000	(19,500)	-	4,500
Net loss, 2007	-	-	-	(43,518)	(43,518)
Balance, December 31, 2007	100,000,000	100,000	(67,500)	(44,395)	(11,895
Stock issued for cash	2,000,000	2,000	48,000	-	50,000
Debt forgiveness from related party	-	-	13,200	-	13,200
Restricted stock cancelled on July 18, 2008	(40,000,000)	(40,000)	40,000	-	-
Stock based-compensation on July 21, 2008	-	-	181,612	-	181,612
Stock issued for cash, net of offering costs	8,100,000	8,100	1,972,213	-	1,980,313
Net loss, 2008	-	-	-	(699,020)	(699,020)
Balance, December 31, 2008	70,100,000	70,100	2,187,525	(743,415)	1,514,210
Stock-based compensation	-	-	549,720	-	549,720
Net loss, 2009	-	-	-	(2,045,633)	(2,045,633)
Balance, December 31, 2009	70,100,000	70,100	2,737,245	(2,789,048)	18,297
Stock-based compensation	-	-	640,826	-	640,826
Related party forgiveness of accounts payable	-	-	160,389	-	160,389
Stock issued for settlement of accounts payable	198,322	198	49,382	-	49,580
Net loss, 2010	-	-	-	(1,007,873)	(1,007,873)
Balance, December 31, 2010	70,298,322	70,298	3,587,842	(3,796,921)	(138,781)
Net loss, 2011	-	-	-	(211,751)	(211,751)
Balance, December 31, 2011	70,298,322	70,298	3,587,842	(4,008,672)	(350,532)
Net loss, 2012	-	-	-	(179,447)	(179,447)
Balance, December 31, 2012	70,298,322	$70,298	$3,587,842	$(4,188,119)	$(529,979)

The accompanying notes are an integral part of these consolidated financial statements.

HK INTERNATIONAL GROUP, INC.

(Formerly Loreto Resources Corporation)

(A Development Stage Company)

Consolidated Statements of Cash Flows

			June 28, 2006
	Year	Year	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(179,447)	$(211,751)	$(4,188,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	-	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	-	(47,729)	(85,526)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	41,920	46,205	131,617
Accounts payable and accrued liabilities	(11,414)	86,078	179,953
Accounts payable-related party	-	-	160,389
Interest accrued on notes payable	32,963	23,469	58,473
Interest accrued on notes payable-related party	-	-	268
Due from related party	4,383	-	(6,329)
Deposits	6,228	-	6,228
Net cash used in operating activities	(105,367)	(103,728)	(2,366,388)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	(13,804)	(42,881)	(112,630)
Proceeds from convertible notes payable	120,000	142,510	395,927
Proceeds from notes payable-related party	-	-	16,543
Net cash provided by financing activities	106,196	99,629	2,371,353

Net Increase (Decrease) in Cash	829	(4,099)	4,965

Cash at Beginning of Period	4,136	8,235	-
Cash at End of Period	$4,965	$4,136	$4,965

Supplemental Cash Flow Information
Cash paid for interest	$543	$787	$2,605
Cash paid for income taxes	$-	$-	$-
Non-Cash Financing Activities
Debt forgiveness	$-	$-	$173,589
Insurance financing	$28,215	$51,111	$123,467
Stock issued for settlement of accounts payable	$-	$-	$49,580

The accompanying notes are an integral part of these consolidated financial statement

HK INTERNATIONAL GROUP, INC.

(Formerly Loreto Resources Corporation)(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Loreto Resources Corporation (the “Company”) was incorporated on June 28, 2006 in the state of Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, in 2008, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically, in Peru. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC”) Topic No. 915, Accounting and Reporting by Development Stage Enterprises.”

The Company changed its name to HK International Group, Inc. See Note 11.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2012 and 2011 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Income Taxes

In accordance with ASC Topic 740 “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2012 and 2011, the carrying value of the assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE 3. GOING CONCERN

During 2012, Loreto has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, Loreto has experienced recurring net losses, and has an accumulated deficit of $4,188,119 as of December 31, 2012.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Loreto is unable to continue as a going concern. Going forward, the Company’s plan is to acquire other assets or business operations that will maximize shareholder value. However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

No note cancellation agreements were entered into during 2012.

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

The Company evaluated the conversion options under FASB ASC Topic 815 – 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred as of the period ended December 31, 2012, and as per FASB ASC Topic 470 – 20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of December 31, 2012.

As of December 31, 2012 and 2011, the Company owed principal and accrued interest of $423,482 and $270,519, respectively.

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

NOTE 7. OPTIONS AND WARRANTS

The 2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan provided for the grant of incentive stock options to employees of the Company and of an affiliate or subsidiary of the Company and non-statutory stock options, restricted stock, and stock appreciation rights to employees, directors, and consultants of the Company, and of an affiliate or subsidiary of the Company. A maximum of 16,000,000 common shares are available for issuance. As of December 31, 2009, options had been granted under the 2008 Plan exercisable for an aggregate of 6,960,000. No options had been granted during 2012 and 2011. Options granted under the 2008 Plan were generally granted with a strike price equal to market value and a ten-year term. The outstanding options vested over periods ranging from three months to three years.

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

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,320,000	$0.25	8.56	$—
Granted	640,000	0.25	9.28	—
Exercised	—	—	—	—
Expired / Forfeited	—	—	—	—
Outstanding at December 31, 2009	6,960,000	$0.25	8.63	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired / Forfeited	6,960,000	0.25	—	—
Outstanding at December 31, 2012 and 2011	—	—	—	—
Exercisable at December 31, 2012 and 2011	—	—	—	—

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

No options were granted during 2012 and 2011. On May 5, 2010, the Company’s Chief Executive Officer’s stock option agreement was terminated. As such, 6,200,000 options were cancelled. During May and June 2010, the remaining stock option agreements were terminated, resulting in the cancellation of 760,000 options. During 2010, the Company recognized stock-based compensation expense of $640,826 related to stock options. The Company did not have stock-based compensation expense in 2012 and 2011.

There are no options or warrants outstanding at December 31, 2012 and 2011.

NOTE 8. RELATED PARTY TRANSACTIONS

Starting in November 2009, Li3 Energy, Inc., a company in which Loreto’s director and former Chief Executive Officer functioned in the same capacity, started utilizing the administrative personnel and office space of Loreto, which had an office located in Lima, Peru. As such, certain net common costs initially paid by Loreto, were allocable to the related party company, as follows as of December 31, 2012 and 2011:

	December 31,
	2012	2011

Administrative salaries	$-	$2,380
Utilities and maintenance expenses	6,329	8,332
	$6,329	$10,712

The related receivable due from the related party company arising from these common costs, amounting to $6,329, is shown as a due from related party in the consolidated balance sheet as of December 31, 2012. The balance as of December 31, 2011 amounted to $10,712.

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

NOTE 9. INCOME TAXES

Loreto Resources Corporation files a U.S. Federal income tax return. The Company’s foreign subsidiary files income tax returns in its jurisdictions. The components of the consolidated net operating loss before income tax benefit are as follows:

	2012	2011

U.S.	$175,337	$209,817
Non-U.S.	4,110	1,934
Total	179,447	211,751

The components of the Company’s deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets and liabilities:
Loss carry-forwards	$59,615	$71,338
Stock-based compensation	-	-
Total deferred tax assets	59,615	71,338
Valuation allowance	(59,615)	(71,338)

As of December 31, 2012, net operating loss carry-forwards totaling approximately $2,667,000 for federal income tax purposes, may be carried forward in varying amounts until the time when they begin to expire from 2030 to 2032. These net operating loss carry-forwards are available to reduce future taxable income. However, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carry-forwards. Additionally, because federal tax laws limit the time during which the net operating loss carry-forwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carry-forwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2012 and 2011.

NOTE 10. GENERAL AND ADMINISTRATIVE EXPENSES

The following table shows the major components of general and administrative expenses during 2012 and 2011:

	2012	2011
Professional fees (accounting, legal and consulting)	$123,526	$179,548
Other general and administrative expenses	22,420	54,719
	$145,946	$234,267

NOTE 11. SUBSEQUENT EVENTS

Resignation of Officer

On February 11, 2013, Adam Zive resigned as interim Chief Executive Officer and a member of the board of directors of the Company.

Debt Conversion Transaction

On March 8, 2013, the Company entered into Promissory Note Conversion Agreements (the “Conversion Agreements”) with each of the holders (the “Noteholders”) of the Company’s outstanding convertible promissory notes (the “Notes”), to convert an aggregate of $430,538 of principal and accrued and unpaid interest due under the Notes, representing all of the Company’s outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares (the “Note Conversion Shares”) of the Corporation’s common stock, $0.001 par value per share (“Common Stock”), at a conversion rate of $0.0075 per share (the “Debt Conversion Transaction”).

Series A Preferred Stock Issuance

On March 8, 2013, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a California limited liability company (the “Purchaser”), pursuant to which, among other items, on March 11, 2013 (the “Closing Date”), the Company sold to the Purchaser, and the Purchaser purchased from the Company, 1,300 shares of the Company’s Series A Preferred Stock, for an aggregate purchase price of $130,000, which shares of Series A Preferred Stock are currently convertible into an aggregate of 12,770,339,600 shares of the Company’s Common Stock, at a rate of $0.0000102826655692955 per share (the “Series A Transaction”)

On March 19, 2013, the Company changed its name to “HK International Group, Inc.” and increased its number of authorized shares from 310,000,000 shares consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), 1,300 shares of which have been designated as Series A Preferred Stock, to 3,000,000,000 shares, consisting of (i) 2,000,000,000 shares of Common Stock, and (ii) 1,000,000,000 shares of Preferred Stock, 1,300 shares of which have previously been designated as Series A Preferred Stock (the “Share Increase”).

