Form 10-Q
period 2013-03-31
HK International Group, Inc.
filed 2013-05-15
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2013

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission File Number:	333-140148

HK INTERNATIONAL GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

800 E. Colorado Blvd., Suite 888
Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

(626) 683-9120
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

As of May 15, 2013, the registrant had 1,277,039 shares of common stock, $0.001 par value per share, issued and outstanding.

HK INTERNATIONAL GROUP INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I

FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 8, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3

Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012 (unaudited) and for the period from June 28, 2006 (inception) to March 31, 2013 (unaudited)	4

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012 (unaudited) and for the period from June 28, 2006 (inception) to March 31, 2013 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6-8

HK INTERNATIONAL GROUP INC.

(A Development Stage Company)

Consolidated Balance Sheets

Unaudited

	As of March 31,	As of December 31,
	2013	2012
ASSETS
Current Assets
Cash	$13,591	$4,965
Due from related party	6,329	6,329
Total Current Assets	19,920	11,294

Non-Current Assets
Deposits	3,000	3,000

TOTAL ASSETS	$22,920	$14,294

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$19,605	$120,791
Convertible notes and interest payable	-	423,482
Total Current Liabilities	19,605	544,273

Total Liabilities	19,605	544,273

Stockholders' Deficit:
Preferred stock, $.001 par value, 1,000,000,000 shares authorized;1,300 designated Series A
Convertible shares; 1,300 designated Series A Convertible shares issued and outstanding as of March 31, 2013 and none as of December 31, 2012, respectively	1	-
Common stock, $.001 par value, 2,000,000,000 shares authorized; 1,277,039 shares issued and outstanding as of March 31, 2013 and 702,983 as of December 31, 2012, respectively	1,277	703
Additional paid-in capital	4,217,400	3,657,437
Deficit accumulated during development stage	(4,215,363)	(4,188,119)
Total Stockholders' Deficit	3,315	(529,979)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,920	$14,294

See accompanying notes to unaudited Consolidated Financial Statements

HK INTERNATIONAL GROUP INC.

(A Development Stage Company)

Consolidated Statements of Operations

Unaudited

			June 28, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

Operating expenses
General and administrative expenses	$20,188	$52,815	$4,240,692

Loss from operations	(20,188)	(52,815)	(4,240,692)

Other income (expense):

Interest income	-	-	10,058
Interest expense	(7,056)	(7,491)	(70,255)
Gain on forgiveness of debt	-	-	85,526

Total other income (expense)	(7,056)	(7,491)	25,329

Net loss	$(27,244)	$(60,306)	$(4,215,363)

Loss per share - basic and diluted	$(0.03)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	$849,686	$702,983

See accompanying notes to unaudited Consolidated Financial Statements

HK INTERNATIONAL GROUP INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

			June 28, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(27,244)	$(60,306)	$(4,215,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	-	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt	-	-	(85,526)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	13,973	131,617
Accounts payable and accrued liabilities	(101,186)	5,854	78,767
Accounts payable-related party	-	-	160,389
Interest accrued on notes payable	7,056	6,949	65,529
Interest accrued on notes payable-related party	-	-	268
Due to related party	-	6,385	-
Due from related party	-	-	(6,329)
Deposits	-	-	6,228
Net cash used in operating activities	(121,374)	(27,145)	(2,487,762)

Cash Flows from Financing Activities
Loan from stockholder	-	-	13,200
Issuance of convertible preferred stock, net of offering costs	130,000	-	130,000
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	-	(13,804)	(112,630)
Proceeds from convertible notes payable	-	50,000	395,927
Proceeds from notes payable-related party	-	-	16,543
Net cash provided by financing activities	130,000	36,196	2,501,353

Net Increase (Decrease) in Cash	8,626	9,051	13,591

Cash at Beginning of Period	4,965	4,136	-
Cash at End of Period	$13,591	$13,187	$13,591

Supplemental Cash Flow Information
Cash paid for interest	$543	$543	$3,148
Cash paid for income taxes	$-	$-	$-
Non-Cash Financing Activities
Debt forgiveness	$-	$-	$173,589
Insurance financing	$-	$-	$151,682
Stock issued for settlement of accounts payable	$-	$-	$49,580
Common stock issued for conversion of debentures	$430,538	$-	$430,538

See accompanying notes to unaudited Consolidated Financial Statements

HK INTERNATIONAL GROUP INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

HK International Group Inc. (the “Company”) was incorporated on June 28, 2006 in the state of Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, in 2008, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically, in Peru. The Company later changed its name to Loreto Resources Corporation, and then, subsequently, to HK International Group Inc. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 915, Accounting and Reporting by Development Stage Enterprises.

Effective April 16, 2013, the Company’s board of directors approved a reverse split of the Company’s common stock on the basis of one share for each 100 shares issued and outstanding (1:100 reverse stock split). The total number of authorized shares was also changed. The Company increased its number of authorized shares from 310,000,000 shares, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, 1,300 shares of which have been designated as Series A Preferred Stock, to 3,000,000,000 shares, consisting of 2,000,000,000 shares of common stock and 1,000,000,000 shares of preferred stock, 1,300 shares of which have previously been designated as Series A Preferred Stock.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of HK International Group Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2012, as reported in Form 10-K, have been omitted.

NOTE 3. GOING CONCERN

During the three months ended March 31, 2013, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $4,215,363 as of March 31, 3013.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Going forward, the Company’s plan is to acquire other assets or business operations that will maximize shareholder value. However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

On March 8, 2013, the Company entered into Promissory Note Conversion Agreements (the “Conversion Agreements”) with each of the holders (the “Noteholders”) of the Company’s outstanding convertible promissory notes (the “Notes”), to convert an aggregate of $430,538 of principal and accrued but unpaid interest due under the Notes, representing all of the Company’s outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares (pre-reverse stock split) (the “Note Conversion Shares”) of the Corporation’s common stock, $0.001 par value per share (“Common Stock”), at a conversion rate of $0.0075 per share (the “Debt Conversion Transaction”).

The Company evaluated the conversion options under FASB ASC Topic 815 – 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred prior to the aforementioned promissory note conversions on March 8, 2013, and as per FASB ASC Topic 470 – 20, the derivative instrument nor the beneficial conversion feature need not be accounted for through the date of the promissory note conversions.

As of March 31, 2013 and as of December 31, 2012, the Company owed principal and accrued interest of $0 and $423,482, respectively.

NOTE 5. STOCK TRANSACTIONS

Debt Conversion Transaction

On March 8, 2013, the Company entered into Promissory Note Conversion Agreements (the “Conversion Agreements”) with each of the holders (the “Noteholders”) of the Company’s outstanding convertible promissory notes (the “Notes”), to convert an aggregate of $430,538 of principal and accrued but unpaid interest due under the Notes, representing all of the Company’s outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares (pre-reverse stock split) (the “Note Conversion Shares”) of the Corporation’s common stock, $0.001 par value per share (“Common Stock”), at a conversion rate of $0.0075 per share (the “Debt Conversion Transaction”). (See Note 4)

Series A Preferred Stock Issuance

On March 8, 2013, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a California limited liability company (the “Purchaser”), pursuant to which, among other items, on March 11, 2013 (the “Closing Date”), the Company sold to the Purchaser, and the Purchaser purchased from the Company, 1,300 shares of the Company’s Series A Preferred Stock, at the price of $100 per share, for an aggregate purchase price of $130,000, less offering costs of $37,500, which shares of Series A Preferred Stock are currently convertible into an aggregate of 127,703,396 shares (post-reverse stock split) of the Company’s Common Stock (the “Series A Transaction”).

NOTE 6. RELATED PARTY

As of March 31, 2013, Li3 Energy, Inc. is indebted to the Company in the amount of $6,329 related to a deposit amount associated with a shared office lease arrangement which was terminated in 2011.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC.

Unless the context otherwise requires, the terms “the Company,” “we,” “us” and “our” refer to HK International Group Inc.

OVERVIEW AND RECENT DEVELOPMENTS

We are a development stage company, recently focused on the acquisition, development and production of significant base and precious metals deposits.

We intended to pursue the acquisition of one or more mining properties in Peru and other South American countries and, to that end, we had opened an office in Lima, Peru. Because we decided not to pursue any of those opportunities, during the quarter ended September 30, 2010, we closed our office in Peru.

Since that time, we have begun identifying and investigating investment opportunities, but we have not yet finalized decisions to pursue any particular project.

On March 8, 2013, we entered into Promissory Note Conversion Agreements (the “Conversion Agreements”) with the holders of all of our outstanding convertible promissory notes (collectively, the “Notes”), pursuant to which, among other things, an aggregate of $430,538 of principal and accrued and unpaid interest due under the Notes, representing all of our outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares (pre-Reverse Stock Split, as described below) of our common stock, $0.001 par value per share (“Common Stock”), at a conversion rate of $0.0075 per share.

In addition, on March 8, 2013, holders of 72,123,396 shares (pre-Reverse Stock Split, as described below) of our Common Stock, (representing approximately 56.5% of our common equity at that time), consented to a proposed 1:100 reverse split of our Common Stock (the “Reverse Stock Split”), as previously authorized by our board of directors (“Board”). Following FINRA’s approval, the Reverse Stock Split became effective in the marketplace as of April 16, 2013 (the “Effective Date”). As a result, we now have 1,277,039 shares of Common Stock issued and outstanding.

On March 11, 2013, we sold 1,300 shares of our Series A convertible preferred stock, $0.001 par value per share (“Series A Preferred Stock”), to Commonwealth Investments, LLC, a California limited liability company (“Commonwealth”). These shares of Series A Preferred Stock are convertible into an aggregate of 127,703,396 shares (post-Reverse Stock Split) of our Common Stock, representing approximately 99.0% of our common equity on an as-converted basis. Commonwealth has advised us that it plans to appoint new members to our Board in the near future, and to make other changes to our management and operations.

On March 22, 2013, we changed our name to HK International Group, Inc. (the “Name Change”), and increased our number of authorized shares from 310,000,000 shares consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share (“Preferred Stock”), 1,300 shares of which have been designated as Series A Preferred Stock, to 3,000,000,000 shares, consisting of (i) 2,000,000,000 shares of Common Stock, and (ii) 1,000,000,000 shares of Preferred Stock, 1,300 shares of which have previously been designated as Series A Preferred Stock. Following FINRA’s approval, the Name Change became effective in the market on the Effective Date. Our trading symbol changed from “LRTC” to “HKIG” on May 13, 2013, which was twenty (20) business days from the Effective Date.

Going forward, our plan is to acquire other assets or business operations that will maximize shareholder value. However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

Going Concern

During the three month period ended March 31, 2013, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of $4,215,363. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and Three Months Ended March 31, 2012

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $20,188 and $52,815 for the three months ended March 31, 2013 and 2012, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended March 31, 2013 and 2012 was $27,244 and $60,306, respectively.

The decrease in net loss from the 2012 to the 2013 three-month periods reflects our efforts to reduce overall costs.

We have generated no revenues and our net operating loss from inception through March 31, 2013 was $4,215,363.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at March 31, 2013 was $13,591 as compared to $4,965 at December 31, 2012.

On March 8, 2013, an aggregate of $430,538 of principal and accrued and unpaid interest due under our outstanding Notes, representing all of our outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares (pre-Reverse Stock Split) of our Common Stock.

On March 11, 2013, we sold 1,300 shares of our Series A Preferred Stock to Commonwealth for an aggregate purchase price of $130,000. We used the net proceeds from the sale of the Series A Preferred Stock to pay outstanding obligations to advisors, service providers and vendors, and to pay any outstanding tax liabilities. In addition, the purchaser of the Series A Preferred Stock paid $37,500 of our legal fees incurred in connection with the transaction.

During the past several years we have conducted a number of small private offerings of our convertible promissory notes, the proceeds from which we used to fund our operations. We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next three months. We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our senior management, consisting of Luis F. Saenz, our President (Principal Executive Officer) and interim Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our President and interim Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our President and interim Chief Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of March 31, 2013; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

—	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

—	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have one interim officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

Management believes that the material weaknesses set forth the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

PART II

OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.           RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2013, we entered into Conversion Agreements with each of the holders of our outstanding Notes, pursuant to which, among other things, an aggregate of $430,538 of principal and accrued and unpaid interest due under the Notes, representing all of our outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares (pre-Reverse Stock Split) of our Common Stock, at a conversion rate of $0.0075 per share.

On March 11, 2013, we closed a private placement offering of our Series A Preferred Stock, in which we sold 1,300 shares of our Series A Preferred Stock to Commonwealth for an aggregate purchase price of $130,000. The shares of Series A Preferred Stock are currently convertible into an aggregate of 127,703,396 shares (post-Reverse Stock Split) of our Common Stock.

Each of the offerings discussed above was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. All of the securities were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. No commissions were paid in connection with any of these offerings.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Not applicable.

ITEM 6.          EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on March 22, 2013 (1)
4.1	4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on March 8, 2013 (2)
10.1	10.1	Form of Promissory Note Conversion Agreement between the Company and each of the holders of the Company’s outstanding promissory notes (2)
10.2	10.2	Series A Preferred Stock Purchase Agreement between the Company and Commonwealth Investments, LLC, dated March 8, 2013 (2)
31.1	*	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)	Filed with the SEC on March 14, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on March 25, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

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

***         Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HK INTERNATIONAL GROUP INC.

Date: May 15, 2013	By:	/s/ Luis F. Saenz
Luis F. Saenz
President and Interim Chief Financial Officer
(principal executive and financial officer)

