Form 10-Q
period 2013-06-30
ANGSTRON HOLDINGS Corp
filed 2013-08-19
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________________ to _________________

Commission File Number: 333-140148

ANGSTRON HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

800 E. Colorado Blvd., Suite 888
Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

(626) 683-9120
(Registrant’s telephone number, including area code)

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of August 15, 2013, the registrant had 1,277,039 shares of common stock, $0.001 par value per share, issued and outstanding.

ANGSTRON HOLDINGS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

TABLE OF CONTENTS

PAGE

Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4

Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012 (unaudited) and for the period from June 28, 2006 (inception) to June 30, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012 (unaudited) and for the period from June 28, 2006 (inception) to June 30, 2013 (unaudited)	9

Notes to the Consolidated Financial Statements (unaudited)	7

Angstron Holdings Corporation (Formerly HK International Group, Inc.) (A Development Stage Company) Balance Sheets
ASSETS	June 30, 2013 (unaudited)	December 31, 2012

Current Assets
Cash	$10,184	$4,965
Due from related party	6,329	6,329

Total Current Assets	16,513	11,294

Non-Current Assets
Deposits	3,000	3,000

Total Assets	$19,513	$14,294

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$38,630	$120,791
Convertible notes and interest payable	-	423,482

Total Current Liabilities	38,630	544,273

Total Liabilities	38,630	544,273

Stockholders’ Deficit
Preferred Stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1	-
Common Stock, par value $.001; 5,000,000,000 shares authorized, 1,277,039 and 702,983 shares issued and outstanding as of June 30, 2013 and December 31, 2012	1,277	70,298
Additional paid-in capital	4,217,400	3,587,842
Deficit accumulated during the development stage	(4,237,795)	(4,188,119)

Total Stockholders’ Deficit	(19,117)	(529,979)

Total Liabilities and Stockholders’ Deficit	$19,513	$14,294

The accompanying notes are an integral part of these financial statements.

Angstron Holdings Corporation
(Formerly HR International Group, Inc.)
(A Development Stage Company)
Statements of Operations
For the Periods Three and Six Months Ended June 30, 2013 and 2013
and for the Period from June 28, 2006 (Inception) to June 30, 2013

	Three	Three	Six	Six	Period from
	Months	Months	Months	Months	June 28, 2006
	Ended	Ended	Ended	Ended	(inception)
	June 30,	June 30,	June 30,	June 30,	Through
	2013	2012	2013	2012	June 30, 2013

Operating costs
General and administrative expenses	$22,432	$53,648	$42,620	$106,463	$4,263,124

Total Operating Expenses	(22,432)	(53,648)	(42,620)	(106,463)	(4,263,124)

Other income (expense):
Interest income	-	-	-	-	10,058
Interest expense	-	(7,852)	(7,056)	(15,343)	(70,255)
Gain on forgiveness of debt	-	-	-	-	85,526

Total other income (expense)	-	(7,852)	(7,056)	(15,343)	25,329

Net loss	$(22,432)	$(61,500)	$(49,676)	$(121,806)	$(4,237,795)

Loss per share: basic and diluted	$(0.02)	$(0.09)	$(0.05)	$(0.17)

Weighted-average number of common shares outstanding: basic and diluted	1,277,039	702,983	1,067,715	702,983

The accompanying notes are an integral part of these financial statements.

Angstron Holdings Corporation

(Formerly HR International Group, Inc.)

(A Development Stage Company)
Statements of Cash Flows

For the Periods Three and Six Months Ended June 30, 2013 and 2013

and for the Period from June 28, 2006 (Inception) to June 30, 2013

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	For the Period from June 28, 2006 (Inception) to June 30, 2013
Cash flows from operating activities:
Net loss for the period	$(49,676)	$(121,806)	$(4,237,795)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	-	1,372,158
Common stock issues for services	-	-	4,500
Gain on forgiveness of debt	-	-	(85,526)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	22,346	131,617
Accounts payable and accrued liabilities	(82,161)	54,699	97,792
Accounts payable – related party	-	-	160,389
Interest accrued on notes payable	7,056	14,459	65,529
Interest accrued on notes payable – related party	-	-	268
Due from related party	-	-	(6,329)
Deposits	-	-	6,228

Net cash used in operating activities	(124,781)	(30,302)	(2,491,169)

Cash flows from financing activities:
Loan from stockholder	-	-	13,200
Issuance of convertible preferred stock, net of offering costs	130,000	-	130,000
Due to related party	-	6,385	-
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	-	(27,808)	(112,630)
Proceeds from convertible notes payable	-	50,000	395,927
Proceeds from notes payable – related party	-	-	16,543

Net cash provided by financing activities	130,000	28,577	2,501,353

Net increase (decrease) in cash	5,219	(1,725)	10,184

Cash, beginning of the period	4,965	4,136	-
Cash, end of the period	$10,184	$2,411	$10,184

Supplemental Cash Flow Information:
Interest paid	$-	$543	$2,605
Income taxes paid	$-	$-	$-

Non-Cash Financing Activities
Debt forgiveness	$-	$-	$173,589
Insurance financing	$-	$-	$123,467
Stock issued for settlement of accounts payable	$-	$-	$49,580

The accompanying notes are an integral part of these financial statements.

ANGSTRON HOLDINGS CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Angstron Holdings Corporation (the “Company”) was incorporated on June 28, 2006 in the state of Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, in 2008, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically, in Peru. The Company later changed its name to Loreto Resources Corporation, subsequently to HK International Group Inc. and then to Angstron Holdings Corporation. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 915, Accounting and Reporting by Development Stage Enterprises.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Angstron Holdings Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2012, as reported in Form 10-K, have been omitted.

NOTE 3. GOING CONCERN

During the three and six month periods ended June 30, 2013, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $4,237,795 as of June 30, 3013.

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

As of June 30, 2013 and as of December 31, 2012, the Company owed principal and accrued interest of $0 and $423,482, respectively.

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

NOTE 6. RELATED PARTY

As of June 30, 2013, Li3 Energy, Inc. is indebted to the Company in the amount of $3,000 related to a deposit amount associated with a shared office lease arrangement which was terminated in 2011.

NOTE 7. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that the following significant event has occurred:

On August 7, 2013, the Company increased its number of authorized shares from 3,000,000,000 shares of capital stock, consisting of (i) 2,000,000,000 shares of common stock and (ii) 1,000,000,000 shares of preferred stock, 1,300 shares of which have been designated as Series A Preferred Stock, to 6,000,000,000 shares of capital stock, consisting of (i) 5,000,000,0000 shares of common stock and (ii) 1,000,000,000 shares of preferred stock, 1,300 shares of which have been previously designated as Series A Preferred Stock.

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

Unless the context otherwise requires, the terms “the Company,” “we,” “us” and “our” refer to Angstron Holdings Corporation

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

On June 21, 2013, we changed our name to Hygeialand Biomedical Corporation.  Following FINRA’s approval, on July 11, 2013, the name change, and the change of our trading symbol to “HBMC,” became effective in the market.

In connection with the change of our business focus (described above), we split off (the “Split-Off”) our wholly-owned Peruvian subsidiary, Loreto Resources Peru S.R.L. Compania Minera (the “Subsidiary”), which is in the process of being dissolved, to Luis F. Saenz, our former sole officer and director. We entered into a Spilt-Off Agreement (the “Split-Off Agreement”) with Mr. Saenz (as discussed below) to effect the Split-Off, dated as of July 12, 2013 (the “ Split-Off Closing Date”), and the Split-Off has been completed.

Pursuant to the Split-Off Agreement, as of the Split-Off Closing Date:

•

we contributed, assigned, conveyed and transferred all of our assets and property, and all of our debts, adverse claims, liabilities, judgments and obligations relating to the Subsidiary, whether accrued, contingent or otherwise and whether known or unknown, to Mr. Saenz;

•

we transferred all of the outstanding capital stock of the Subsidiary to Mr. Saenz;

•

Mr. Saenz agreed to indemnify us and our officers and directors against any third party claims relating to the Subsidiary; and

•

the Subsidiary and Mr. Saenz pledged not to sue us and forever release us and our present and former officers, directors, stockholders, employees, agents, attorneys and representatives from any and all claims, actions, obligations, liabilities and the like, incurred or suffered by the Subsidiary or Mr. Saenz arising from, relating to, or in any way connected with, any fact, event, transaction, action or omission that occurred or failed to occur on or prior to the Split-Off Closing Date and related to the Subsidiary.

On July 23, 2013, we changed our name to Angstron Holdings Corporation.  Following FINRA’s approval, on August 19, 2013, the name change, and the change of our trading symbol to “ANGP,” became effective in the market.

On August 7, 2013, we increased our number of authorized shares from 3,000,000,000 shares of capital stock, consisting of (i) 2,000,000,000 shares of Common Stock, and (ii) 1,000,000,000 shares of Preferred Stock, 1,300 shares of which have been designated as Series A Preferred Stock, to 6,000,000,000 shares of capital stock, consisting of (i) 5,000,000,000 shares of Common Stock, and (ii) 1,000,000,000 shares of Preferred Stock, 1,300 shares of which have previously been designated as Series A Preferred Stock

Going forward, our plan is to acquire other assets or business operations that will maximize shareholder value. However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

Going Concern

During the three month period ended June 30, 2013, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of $4,237,795. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 and Three Months Ended June 30, 2012

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $22,432 and $53,648 for the three months ended June 30, 2013 and 2012, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended June 30, 2013 and 2012 was $22,432 and $61,500, respectively. The decrease in net loss from the 2012 to the 2013 three-month periods reflects our efforts to reduce overall costs.

We have generated no revenues and our net operating loss from inception through June 30, 2013 was $4,237,795.

Six Months Ended June 30, 2013 and Six Months Ended June 30, 2012

We incurred general and administrative expenses of $42,620 and $106,463 for the six months ended June 30, 2013 and 2012, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the six months ended June 30, 2013 and 2012 was $49,676 and $121,806, respectively.

The decrease in net loss from the 2012 to the 2013 six-month periods reflects our efforts to reduce overall costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at June 30, 2013 was $10,184 as compared to $4,965 at December 31, 2012.

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

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our senior management, consisting of Jianguo Xu, our President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of June 30, 2013; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended June 30, 2013, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on June 21, 2013 (1)
3.2	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 23, 2013 (2)
3.3	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on August 12, 2013 (3)
10.1	10.1	Split Off Agreement, dated July 12, 2013, by and between the Company, Loreto Resources Peru S.R.L. Compania Minera, and Luis F. Saenz
31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1/32.2	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)	Filed with the SEC on June 27, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on July 29, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on August 13, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

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

ANGSTRON HOLDINGS CORPORATION

Date: August 19, 2013	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Treasurer
(principal executive and financial officer)