Form 10-Q
period 2013-09-30
ANGSTRON HOLDINGS Corp
filed 2013-11-19
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-140148

ANGSTRON HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 E. Colorado Blvd., Suite 888

Pasadena, CA 91101

(Address of principal executive offices)

(Zip Code)

(626) 683-9120

(Registrant’s telephone number, including area code)

________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of November 18, 2013, the registrant had 1,277,039 shares of common stock, $0.001 par value per share, issued and outstanding.

ANGSTRON HOLDINGS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

TABLE OF CONTENTS

PAGE

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 (unaudited) and for the period from June 28, 2006 (inception) to September 30, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 (unaudited) and for the period from June 28, 2006 (inception) to September 30, 2013 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Angstron Holdings Corporation
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current Assets
Cash	$-	$4,965
Due from related party	6,329	6,329

Total current assets	6,329	11,294

Non-Current Assets
Deposits	3,000	3,000

Total assets	$9,329	$14,294

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$53,305	$120,791
Convertible Notes and Interest Payable	-	423,482

Total current liabilities	53,305	544,273

Total Liabilities	53,305	544,273

Shareholders' Deficit

Preferred Stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1	-
Common Stock, par value $.001; 5,000,000,000 shares authorized, 1,277,039 and 702,983 shares issued and outstanding as of June 30, 2013 and December 31, 2012	1,277	703
Additional paid in capital	4,217,400	3,657,437
Deficit accumulated during development stage	(4,262,654)	(4,188,119)

Total Stockholders' deficit	(43,976)	(529,979)

Total liabilities and stockholders' deficit	$9,329	$14,294

The accompanying notes are an integral part of these financial statements.

Angstron Holdings Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
					From inception
					on
					June 28, 2006
	Three Months Ended		Nine Months Ended		through
	September, 30	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-

Operating Costs
general and administrative expenses	24,859	22,330	67,479	128,793	4,287,983

Total operating expenses	(24,859)	(22,330)	(67,479)	(128,793)	(4,287,983)

Other income (Expense)
Interest Income	-	3	-	3	10,058
Interest Expense	-	(8,607)	(7,056)	(23,950)	(70,255)
Gain on Forgiveness of debt	-	-	-	-	85,526

Total other income (expense)	-	(8,604)	(7,056)	(23,947)	25,329

Net loss	$(24,859)	$(30,934)	$(74,535)	$(152,740)	$(4,262,654)

Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.06)	$(0.22)

Weighted-average number of common shares outstanding: basic and diluted	1,277,039	702,983	1,277,039	702,983

The accompanying notes are an integral part of these financial statements.

Angstron Holdings Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	From inception on June 28, 2006 through September 30, 2013
Cash flows from operating activities
Net loss from the period	$(74,535)	$(152,740)	$(4,262,654)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Option Expense	-	-	1,372,158
Common Stock issue for service	-	-	4,500
Gain on forgiveness of debt	-	-	(85,526)
Changes in operating assets and liabilities:	-	-	-
Prepaid expense and other current assets	-	36,920	131,617
Accounts payable and accrued expenses	(67,486)	770	112,467
Accounts payable - related party	-	-	160,389
Interest accrued on notes payable	7,056	23,407	65,529
Interest accrued on notes payable - related party	-	-	268
Due from related party	-	10,712	(6,329)
Deposits	-	-	6,228

Net cash used in operating activities	(134,965)	(80,931)	(2,501,353)

Cash flows from financing activities
Loan from stockholder	-	-	13,200
Issuance of convertible preferred stock, net of offering costs	130,000	-	130,000
Due to related party	-	6,385	-
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	-	(13,804)	(112,630)
Proceeds from convertible notes payable	-	120,000	395,927
Proceeds from notes payable - related party	-	-	16,543

Net cash provided by financing activities	130,000	112,581	2,501,353

Net increase (decrease) in cash	(4,965)	31,650	-

Cash, beginning of the period	4,965	4,136	-
Cash, end of the period	$-	$35,786	$-

Supplemental cash flow information:
Interest paid	$-	$543	$2,605
Income taxes paid	$-	$-	$-

Non-Cash Financing Activities
Debt forgiveness	$-	$-	$173,589
Issuance financing	$-	$28,215	$123,467
Stock issued for settlement of accounts payable	$-	$-	$49,580

The accompanying notes are an integral part of these financial statements.

ANGSTRON HOLDINGS CORPORATION

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

NOTE 3. GOING CONCERN

During the three and nine month periods ended September 30, 2013, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $4,262,654 as of September 30, 3013.

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

On March 31, 2012, the 2010 Notes and the March 2011 Notes were amended, and the maturity dates were extended to September 30, 2013. In addition, the mandatory conversion terms for the aforementioned notes were amended to require conversion only if the minimum $1,000,000 financing closes concurrent with the closing of a related merger or other acquisition transaction. As of the report date, no financing activites occurred so the Notes were not convert.

On February 1, 2012, the Company closed a private placement offering (the “February 2012 Offering”) of its 10% convertible promissory notes (the “February 2012 Notes”). In the February 2012 Offering, the Company sold $50,000 in principal amount of the February 2012 Notes to one existing investor. The February 2012 Notes mature on July 31, 2013 and will be automatically converted at the initial closing of the Company’s next private placement in which it sells at least $1,000,000 of its securities, so long as such offering closes concurrent with the closing of a related merger or other acquisition transaction. As of the report date, no financing activities occurred so the notes were not convert.

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

As of September 30, 2013 and as of December 31, 2012, the Company owed principal and accrued interest of $0 and $423,482, respectively.

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

NOTE 6. RELATED PARTY

As of September 30, 2013, Li3 Energy, Inc. is indebted to the Company in the amount of $3,000 related to a deposit amount associated with a shared office lease arrangement which was terminated in 2011.

NOTE 7. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to the date these financial statements were issued. The Company determined that it does not have any subsequent event requiring recording or disclosure.

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

Going Concern

During the three month period ended September 30, 2013, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit as of September 30, 2013 of $4,262,654. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and Three Months Ended September 30, 2012

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $24,859 and $22,330 for the three months ended September 30, 2013 and 2012, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2013 and 2012 was $24,859 and $30,934, respectively. The decrease in net loss from the 2012 to the 2013 three-month periods reflects our efforts to reduce overall costs.

We have generated no revenues and our net operating loss from inception through September 30, 2013 was $4,262,654.

Nine Months Ended September 30, 2013 and Nine Months Ended September 30, 2012

We incurred general and administrative expenses of $67,479 and $128,793 for the nine months ended September 30, 2013 and 2012, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the nine months ended September 30, 2013 and 2012 was $74,535 and $152,740, respectively.  The decrease in net loss from the 2012 to the 2013 nine-month periods reflects our efforts to reduce overall costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at September 30, 2013 was $0 as compared to $4,965 at December 31, 2012.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2013; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended September 30, 2013, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

ANGSTRON HOLDINGS CORPORATION

Date: November 19, 2013	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Treasurer
(principal executive officer and principal financial officer)