Form 10-K
period 2013-12-31
ANGSTRON HOLDINGS Corp
filed 2014-04-15
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-1380412

Angstron Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-5308449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 E. Colorado Blvd., Suite 888 Pasadena, California 91101
(Address of principal executive offices) (Postal Code)

Registrant’s telephone number, including area code: 626-683-9120

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the  “large accelerated filer,” “accelerated filer,”  and  “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .

As of April 15, 2014, there were 1,277,039 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.

8-K filed on August 16, 2013 is incorporated by reference in Part II.

2.

8-K filed on January 24, 2014 is incorporated by reference in Part II.

3.

8-K filed on February 3, 2014 is incorporated by reference in Part II.

4.

8-K filed on February 19, 2014 is incorporated by reference in Part II.

5.

8-K/A filed on March 5, 2014 is incorporated by reference in Part II.

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

All references in this Form 10-K to “Angstron Holdings Corporation,” “HK International Group, Inc.,” “Hygeialand Biomedical Corporation,” “Loreto,” “Loreto Resources,” the “Company,” “we,” “us” or “our” are to Angstron Holdings Corporation f/k/a Loreto Resources Corporation, and its wholly owned subsidiary.

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

As of March 11, 2013, we sold 1,300 shares of our Series A convertible preferred stock, $0.001 par value per share (“Series A Preferred Stock”), to Commonwealth Investments, LLC, a California limited liability company (“Commonwealth”). These shares of Series A Preferred Stock are convertible into an aggregate of 12,770,339,600 shares of Common Stock, representing approximately 99.0% of our common equity on an as-converted basis; provided, however, that, we did not have a sufficient number of authorized shares available to convert all of the shares of Series A Preferred Stock to Common Stock until the Reverse Stock Split was effective on April 16, 2013.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We did not own or rent any properties during the last two fiscal years. As of April 14, 2014, our executive offices are located at 800 East Colorado Boulevard, Suite 888, Pasadena, CA 91101 and cover an area of approximately 8,142 square feet. The use of these offices is supplied to us on a rent free basis by an affiliated party.

ITEM 3.

LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the OTC Bulletin Board under the symbol “ANGP”.

For the period from January 1, 2012 through December 31, 2013, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions. Although our Common Stock was approved for listing on the OTC Bulletin Board on May 2, 2007, there has been minimal trading to date:

Fiscal Year Ended December 31, 2013 Quarter Ended	High Bid	Low Bid
March 31, 2013	$0.00	$0.00

June 30, 2013	$0.00	$0.00

September 30, 2013	$0.00	$0.00

December 31, 2013	$0.00	$0.00

Fiscal Year Ended December 31, 2012 Quarter Ended	High Bid	Low Bid
March 31, 2012	$0.00	$0.0131

June 30, 2012	$0.00	$0.01

September 30, 2012	$0.00	$0.01

December 31, 2012	$0.00	$0.001

Because our Common Stock is thinly traded, bid information on our Common Stock does not necessarily represent its fair market value.

Holders

As of April 15, 2014, we had 1,277,039 shares of our Common Stock issued and outstanding held by 24 shareholders of record.

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

Securities Authorized For Issuance Under Equity Compensation Plans

On July 3, 2008, our Board and stockholders adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which reserves a total of 16,000,000 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of December 31, 2013, we have not issued any shares and there are no outstanding grants under the 2008 Plan.

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	-	16,000,000
Equity compensation plans not approved by security holders	0	-
Total	0	-	16,000,000

Performance Growth

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

On March 8, 2013, we entered into Promissory Note Conversion Agreements (the “Conversion Agreements”) with each of the holders (the “Noteholders”) of all of our outstanding convertible promissory notes (collectively, the “Notes”), pursuant to which, among other things, an aggregate of $430,538 of principal and accrued and unpaid interest due under the Notes, representing all of our outstanding indebtedness for money borrowed on March 8, 2013, was converted into a total of 57,405,074 shares of our Common Stock, at a conversion rate of $0.0075 per share (the “Debt Conversion Transaction”).

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

Results of Operations

Fiscal years Ended December 31, 2013 and 2012

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $327,688 and $145,946 for the years ended December 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for years ended December 31, 2013 and 2012 were $352,793 and $179,447, respectively.

We have generated no revenues and our net operating loss from inception through December 31, 2013 was $4,540,912..

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2013 was $1,787,097.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously reported the information required by this Item 9 in its Form 8-K/A filed on August 16, 2013, its Form 8-K filed on January 24, 2014, its Form 8-K filed on February 3, 2014, its Form 8-K on February 19, 2014 and its Form 8-K on March 5, 2014.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Luis Saenz, our former President and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our former President and Interim Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2013; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Attestation Report of Our Registered Public Accounting Firm

This Annual Report on Form 10-K (“Annual Report”) does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are a non-accelerated filer; therefore, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors as of December 31, 2013:

Name	Age	Title	Date First Appointed

Jianguo Xu	46	President, Chief Financial Officer and Treasurer	July 15, 2013

Borzeng Jang	61	Director	July 15, 2013

Sijun He	42	Director	July 15, 2013

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

Certain biographical information of our directors and officers:

Jianguo Xu. Mr. Xu, 46, has been President and Chief Executive Officer, and a member of the board of directors, of Apollo Acquisition Corporation since May 2013.  He has been Director of Hybrid Kinetic Group Limited since June 2010 and has also been serving as Vice-President for Global Sourcing for HK Motors commencing in April 2010.  Before joining HK Motors, Mr. Xu worked for Magna International Group to start his career in the automotive industry from March 2001 through March 2010.  In 2008, Mr. Xu was assigned to Magna Closures (Kunshan) Automotive Corporation as engineering manager to establish its technical center in China.  He has extensive experience in product development, engineering management, product planning, purchasing and supplier management.  Mr. Xu was involved in multiple projects for Asian and European automakers such as Nissan, Honda and Volkswagen.  From 1991 to 1999, Mr. Xu also worked for Structural Dynamics Research Corporation (SDRC) China Branch as a Computer Aided Design and Engineering Specialist, and served as the Regional Manager.  He was one of the key experts who developed the Chinese computer aided engineering industry in the 1990s.  Mr. Xu has 20 years of experience in mechanical engineering and the automotive industry, giving him an in-depth understanding of the global automotive industry, particularly the Chinese automotive industry.  Mr. Xu received his Master’s Degree in Mechanical Engineering from Shanghai Jiaotong University and his Bachelor’s Degree in Mechanical Engineering from Huazhong University of Science and Technology.

Borzeng Jang. Dr. Jang, 61, has been serving as the Chief Executive Officer of Angstron Materials, Inc. since August 2007.  Prior to this, Dr. Jang was the Chief Executive Officer of Nanotek Instruments, Inc. from March 1997 to July 2007. Dr. Jang has extensive experience in product development and commercialization of advanced manufacturing, 3-D printing, nano materials, and energy storage technologies.  He is an inventor of 240 patents, a pioneer in graphene science and technology, and a technology entrepreneur.  Dr. Jang has a Master’s of Science Degree and a Ph.D. in Materials Science and Engineering from the Massachusetts Institute of Technology in Cambridge, Massachusetts.  He also has a Bachelor’s Degree in Physics from National Central University in Taiwan.

Sijun He. Dr. He, 42, has been a member of the board of directors of Apollo Acquisition Corporation since May 2013.  He has served as Director, Worldwide Purchasing for Hybrid Kinetic Corporation since December 2009.  Prior to this, he was Global Supplier Footprint Champion for General Motors Corporation from October 2000 through November 2009, where, among other things, he directed the purchasing data management team to support GM’s board meetings, acted as the liaison between executive teams and commodities for coordinating global sourcing activities, and was responsible for buyer training initiatives.  Dr. He has a Master’s of Business Administration from Indiana University, a Ph.D. in Mechanical Engineering from the University of Michigan, and a Master’s of Science Degree from Tsinghua University in China.  He also has a Bachelor’s Degree in Mechanical Engineering from Central South University of Hunan in China.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2013 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2013; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2012; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2013 that received annual compensation during the fiscal year ended December 31, 2013 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jianguo Xu,	2013	0	0	0	0	0	0	0	0
Chief Executive Officer (1)	2012	0	0	0	0	0	0	0	0

(1)

Jianguo Xu was appointed President, Chief Executive Officer and Treasurer of the Company on July 15, 2013. Mr. Xu also serves as Director and Chief Executive Officer of HK Battery Technology, Inc. Prior to joining the Company, from January 2007 until March 2010, Mr. Xu was Engineering Manager of Magna Closures Group, an operating division of Magna International, and, from March 2001 through December 2006, he was Magna’s Senior Design Engineer.  Magna International designs, develops and manufactures automotive systems, assemblies, modules and components, and engineers and assembles complete vehicles, primarily for sale to original equipment manufacturers of cars and light trucks in North America, Europe, Asia, South America and Africa. Mr. Xu holds a Bachelor Degree in Engineering from Huazhong University in China and a Master Degree of Science in Engineering from Shanghai Jiaotong University in China.

Employment Agreements and Arrangements

We do not have formal employment agreements with any members of management.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by our Named Executive Officers at December 31, 2013.

Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised and unearned options (#)	Option Plan exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Jianguo Xu, President,
Chief Executive Officer and Treasurer	0	0	0	-	-

There were no stock awards to executive officers during the year ended December 31, 2013, and there are no stock awards outstanding as of December 31, 2013.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees (if any) of the Board or for special assignments. During the fiscal year ended December 31, 2013 there were no arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of April 15, 2014 by:

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

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Jianguo Xu	Common Stock	0	*

Borzeng Jang	Common Stock	0	*

Sijun He	Common Stock	0	*

All Officers and Directors As a Group (1 person)	Common Stock	0	*

Commonwealth Investments, LLC	Series A Preferred Stock (3)	1,300	99.0%(3)

*Less than 1%.

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentage based upon 1,277,039 shares of common stock outstanding as of April 15, 2014.

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

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2013:

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

Since January 1, 2014, we have had no other transactions with related persons, promoters or certain control persons.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2012 and 2011 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2013	Fiscal year ended December 31, 2012
Audit fees (1)	$8,750	$14,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$8,750	$14,500

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Angstron Holdings Corporation are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 3, 2008 (1)
3.2	3.2	By-Laws of Registrant (2)
3.3	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on March 22, 2013 (8)
3.4	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on June 21, 2013 (9)
3.5	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 23, 2013 (10)
3.6	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on August 12, 2013 (11)
4.1	3.3	Form of 2010 10% Convertible Promissory Note (3)
4.2	3.4	Form of 2011 10% Convertible Promissory Note (3)
4.3	3.5	Form of 2012 10% Convertible Promissory Note (6)
4.4	4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on March 8, 2013 (7)
10.1	10.4	2008 Equity Incentive Plan (4)
10.2	10.7	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering (3)
10.3	10.6	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering (3)
10.4	10.8	Form of Subscription Agreement between the Registrant and each subscriber in the 2012 10% convertible notes private placement offering (6)
10.5	10.1	Form of Promissory Note Conversion Agreement between the Company and each of the holders of the Company’s outstanding promissory notes (7)
10.6	10.2	Series A Preferred Stock Purchase Agreement between the Company and Commonwealth Investments, LLC, dated March 8, 2013 (7)
10.7	10.1	Splitoff Agreement, dated July 12, 2013 (12)
14.1	14	Code of Ethics (5)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

(10)

Filed with the SEC on July 29, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)

Filed with the SEC on August 13, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(12)

Filed with the SEC on July 18, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

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

ANGSTRON HOLDINGS CORPORATION

Dated: April 15, 2014	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jianguo Xu	President, Chief Executive Officer and Treasurer	April 15, 2014
Jianguo Xu

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Angstron Holdings Corporation:

We  have  audited  the  accompanying   balance  sheets  of  Angstron  Holdings  Corporation  (a  development   stage  company) (the “Company”)  as of December 31, 2013, and the related statement of operations, changes in stockholders’  deficit, and cash flows for each  of  the  year  then  ended  and  the  period  from  January 1, 2013  through  to  December  31,  2013.  These financial statements are  the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting  Oversight  Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angstron Holdings Corporation as of December 31, 2013, and the results of their operations and their cash flows for each of the year then ended and the period from January 1, 2013 through to December 31, 2013, in conformity with accounting  principles generally  accepted  in the United States of America.

The  accompanying  financial  statements  have  been  prepared  assuming  that  the  Company  will  continue  as  a  going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock, and advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 15, 2014

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors of

HK International Group, Inc

(A Development Stage Company) Pasadena, California

We have audited the accompanying consolidated balance sheets of HK International Group, Inc (now Angstron Holdings Inc.), and its subsidiary (formerly known as Loreto Resources Corporation)  (a development  stage company) (collectively,  “the Company”), as of December  31, 2012 and the related consolidated  statements  of operations,  stockholders’  deficit and cash flows for the year ended. These consolidated  financial  statements  are the responsibility  of the Company’s  management.  Our responsibility  is to express  an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and the consolidated results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

April 5, 2013

ANGSTRON HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of December 31,	As of December 31,
	2013	2012
ASSETS
Current Assets
Cash	$1,789,961	$4,965
Due from AMI	65,935
Due from related party	-	6,329
Total Current Assets	1,853,032	11,294

Non-Current Assets
Loan to ACI	1,932,115
Deposits	0	3,000
	1,932,115	3,000

TOTAL ASSETS	$3,788,011	$14,294

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$2,864	$
Accounts payable	2,555	120,791
Convertible Note and Interest Payable		423,482
Payable to affiliate – ACI	81,162
Accrued Expenses	23,664

Loan from LYG	4,000,000

TOTAL LIABILITIES	4,110,245	544,273

Shareholders’ Deficit

Preferred Stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1
Additional paid in capital – preferred stock	129,999
Common Stock; par value $.001; 2,000,000,000 shares authorized, 1,277,039 and 702,983 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,277	703
Additional paid in capital	4,087,401	3,657,437
Deficit accumulated during development stage	(4,540,912)	(4,188,119)
Total Stockholders’ Deficit	(322,234)	(529,979)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,788,011	$14,294

The accompanying notes are an integral part of these financial statements.

ANGSTRON HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			June 28, 2006
	Year End	Year End	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013

Operating expenses
General and administrative expenses	$327,688	$145,946	$4,548,192
Total Operating Expenses	(327,688)	(145,946)	(4,548,192)

Other income (expense):

Interest income	-	5	10,058
Interest expense	(25,105)	(33,506)	(88,304)
Gain on forgiveness of debt	-	-	85,526

Total other income (expense)	(25,105)	(33,501)	7,280

Net loss	$(352,793)	$(179,447	$(4,540,912)

Loss per share - basic and diluted	$(0.28)	$(0.26)

Weighted average number of common shares outstanding - basic and diluted	$1,277,039	$702,983

The accompanying notes are an integral part of these financial statements.

ANGSTRON HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Prefer Stock	Prefer Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
		($)		($)	($)	($)	($)
Balance, June 28 2006
Stock Issued for cash on October 3, 2006	-	-	400,000	400	9,600	-	10,000
Net Loss, 2006	-	-	-	-	-	(877)	(877)
Balance, December 31, 2006	-	-	400,000	400	9,600	(877)	9,123
Stock Issued for cash on Febuary 23, 2007	-	-	360,000	360	17,640	-	18,000
Stock Issued for service on July 2, 2007	-	-	240,000	240	4,260	-	4,500
Net Loss, 2007	-	-	-	-	-	(43,518)	(43,518)
Balance, December 31, 2007	-	-	1,000,000	1,000	31,500	(44,395)	(11,895)
Stock Issued for cash	-	-	20,000	20	49,980	-	50,000
Debt forgiveness from related party	-	-	-	-	13,200	-	13,200
Restricted stock cancellation on July 18, 2008	-	-	(400,000)	(400)	400	-	-
Stock based compensation on July 21, 2008	-	-	-	-	181,612	-	181,612
Stock issued for cash, net offering cost	-	-	81,000	81	1,980,232	-	1,980,313
Net Loss, 2008	-	-	-	-	-	(699,020)	(699,020)
Balance, December 31, 2008	-	-	701,000	701	2,256,924	(743,415)	1,514,210
Stock based compensation	-	-	-	-	549,720	-	549,720
Net Loss, 2009	-	-	-	-	-	(2,045,633)	(2,045,633)
Balance, December 31, 2009	-	-	701,000	701	2,806,644	(2,789,048)	18,297
Stock based compensation	-	-	-	-	640,826	-	640,826
Related party forgiveness of accounts payable	-	-	-	-	160,389	-	160,389
Stock issue for settlement of accounts payable	-	-	1,983	2	49,578	-	49,580
Net Loss, 2010	-	-	-	-	-	(1,007,873)	(1,007,873)
Balance, December 31, 2010	-	-	702,983	703	3,657,437	(3,796,921)	(138,781)
Net Loss, 2011	-	-	-	-	-	(211,751)	(211,751)
Balance, December 31, 2011	-	-	702,983	703	3,657,437	(4,008,672)	(350,532)
Net Loss, 2012	-	-	-	-	-	(179,447)	(179,447)
Balance, December 31, 2012	-	-	702,983	703	3,657,437	(4,188,119)	(529,979)
Debt conversion to Stock on March 8, 2013	-	-	574,056	574	429,964	-	430,538
Prefer stock was issued in March 8, 2013	1,300	1	-	-	129,999	-	130,000
Net Loss, 2013	-	-	-	-	-	(352,793)	(352,793)
Balance, December 31, 2013	-	-	1,277,039	$1,277	$4,217,400	$(4,540,912)	$(322,234)

The accompanying notes are an integral part of these financial statements.

ANGSTRON HOLDINGS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			June 28, 2006
	Year	Year	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013
Operating Activities
Net loss from the period	$(352,793)	$(179,447	$(4,540,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	-	1,372,158
Common stock issued for services	-	-	4,500
Gain on forgiveness of debt			(85,526)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	41,920	131,617
Accounts payable and accrued liabilities	(94,572)	(11,414)	85,381
Accounts payable-related party	81,162	-	241,551
Interest accrued on notes payable	7,056	32,963	65,529
Interest accrued on notes payable-related party	-	-	268
Due from related party	(59,606)	4,383	(65,935)
Deposits	3,000	6,228	9,228
Interest accrued on note receivable	(2,115)	-	(2,115)
Net cash used in operating activities	(417,868)	(105,367)	(2,784,256)

Financing Activities
Loan from stockholder			-
Issuance of convertible stock, net of offering costs	130,000	-	130,000
Bank overdraft	2,864	-	2,864
Loan from LYG	4,000,000	-	(4,000,000)
Loan to ACI	(1,930,000)	-	(1,930,000)
Issuance of common stock, net of offering costs			2,058,313
Repayment of insurance financing	-	(13,804)	(112,630)
Proceeds from convertible notes payable	-	120,000	395,927
Proceeds from notes payable-related party		-	16,543
Net cash provided by financing activities	2,202,864	106,196	4,574,217

Net Increase in Cash	1,784,996	829	1,789,961

Cash at Beginning of Period	4,965	4,136	-
Cash at End of Period	$1,789,961	$4,965	$1,789,961

Supplemental Cash Flow Information
Cash paid for interest	$-	$543	$2,605
Cash paid for income taxes	$-	$-	$-
Non-Cash Financing Activities
Debt forgiveness	$-	$-	$173,589
Insurance financing	$-	$28,215	$123,467
Stock issued for settlement of accounts payable	$-	$-	$49,580

The accompanying notes are an integral part of these financial statements.

ANGSTRON HOLDINGS CORPORATION

Notes to Financial Statements

For the Year ended December 31, 2013

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Angstron Holdings Corporation (the “Company”) was incorporated on June 28, 2006 in the state of Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, in 2008, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically, in Peru. The Company later changed its name to Loreto Resources Corporation, subsequently to HK International Group Inc. and then to Angstron Holdings Corporation. On July 11, 2013, the Company split off its wholly owned subsidiary Loreto Resources Peru S.R.L. Compania Minera The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 915, Accounting and Reporting by Development Stage Enterprises.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements as of December 31, 2013 and 2012 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. There are no cash equivalents as of December 31, 2013.

Basic Earnings per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the financial statements are computed in accordance with ASC Topic 260 – 10 “Earnings per Share,” which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. We didn’t calculate diluted EPS since there are anti-dilute factor such as warrants exist. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2013 and 2012, the carrying value of the assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of June 28, 2006, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and Nevada as our “major” tax jurisdictions and generally, we remain subject to Internal Revenue Service examination of our 2007 through 2013 U.S. federal income tax returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2013.

NOTE 3. GOING CONCERN

During the year ended December 31, 2013, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $4,540,912 as of December 31, 3013.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Going forward, the Company’s plan is to acquire other assets or business operations that will maximize shareholder value. During the last quarter of 2013, the Company has pursued a potential merger with a company manufacture graphene products. This potential merger is currently under evaluation and will be completed in 2014 if possible.

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

As of December 31, 2013 and as of December 31, 2012, the Company owed principal and accrued interest of $0 and $423,482, respectively.

NOTE 5. STOCK HOLDER’S EQUITY

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

In September 2008, the Company issued 81,000 shares through a private placement to various individuals and entities at the price of $0.25 per share. Total proceeds were $1,983 net of offering costs of $44,687.

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

Debt Conversion Transaction

On March 8, 2013, the Company entered into Promissory Note Conversion Agreements (the “Conversion Agreements”) with each of the holders (the “Note holders”) of the Company’s outstanding convertible promissory notes (the “Notes”), to convert an aggregate of$430,538 of principal and accrued but unpaid interest due under the Notes, representing all of the Company’s outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares (pre-reverse stock split) (the“Note Conversion Shares”) of the Corporation’s common stock, $0.001 par value per share (“Common Stock”), at a conversion rate of $0.0075 per share (the “Debt Conversion Transaction”). (See Note 4)

Series A Preferred Stock Issuance

On March 8, 2013, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a California limited liability company (the “Purchaser”), pursuant to which, among other items, on March 11, 2013 (the “Closing Date”), the Company sold to the Purchaser, and the Purchaser purchased from the Company, 1,300 shares of the Company’s Series A Preferred Stock, at the price of $100 per share, for an aggregate purchase price of $130,000, with offering costs of $37,500. This Series A Preferred Stock is a convertible stock and can be convert into an aggregate of 127,703,396 shares (post-reverse stock split) of the Company’s Common Stock (the “Series A Transaction”).

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

All common shares presented in these financial statements and accompany notes have been retroactively adjusted to reflect the reverse stock split effective on April 16, 2013.

NOTE 6. RELATED PARTY

For the last three quarters, the affiliate company, ACI, Inc. has paid the company’s operating expense includes legal fee, filing fee and auditing fee. As of December 31, 2013, the balance of accounts payable to ACI total $81,162.

NOTE 7. LOAN FROM LYG

On September 30, 2013, Lianyungang Hybrid Kinetic New Energy Co., Ltd made a loan in the amount of $4,000,000 to the Company. This is an unsecure, no interest bearing loan due upon request.

NOTE 8. LOAN TO ACI

On December 11, 2013, the company made a loan in the amount of $1,930,000 to ACI, Inc. an affiliate company. This is an unsecured, with interest rate at 2% note due upon request.

NOTE 9. TAXES

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL carryover	$1,816,365	$1,675,248
Valuation allowance	(1,816,365)	(1,675,248)
Net deferred tax asset	$-	$-

The income tax provision is summarized as follows:

	2013	2012
Income tax benefit at statutory rate	$(141,117)	$(59,615)
Valuation allowance	141,117	59,615
Net deferred tax asset	$-	$-

At December 31, 2013, the Company had net operating loss carry forwards of approximately $4.5 million that may be offset against future taxable income through 2030. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.