Form 10-Q
period 2014-03-31
ANGSTRON HOLDINGS Corp
filed 2014-05-20
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, the registrant had 1,277,039 shares of common stock, $0.001 par value per share, issued and outstanding.

ANGSTRON HOLDINGS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on April 15, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

Condensed Statements of Operations for the three month periods ended March 31, 2014 and 2013 (unaudited) and for the period from June 28, 2006 (inception) to March 31, 2014 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 (unaudited) and for the period from June 28, 2006 (inception) to March 31, 2014 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-10

Angstron Holdings Corporation
(A Development Stage Company)
Condensed Balance Sheets
Unaudited

		As of December 31, 2013
	As of March 31, 2014
ASSETS
Current Assets
Cash	$500,777	$1,789,961
Due from AMI	10,794	65,935

Total Current Assets	511,571	1,855,896

Non-Current Assets
Loan to ACI	2,943,670	1,932,115

	2,943,670	1,932,115

Total Assets	$3,455,241	$3,788,011

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$2,864
Accounts payable	-	2,555
Payable to affiliate - ACI	133,717	81,162
Accrued expenses	40,414	23,664
Loan from LYG	4,000,000	4,000,000

Total Liabilities	4,174,131	4,110,245

Stockholders' Deficit

Preferred stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid in capital - preferred stock	129,999	129,999
Common stock, par value $.001; 2,000,000,000 shares authorized, 1,277,039 and 702,983 shares issued and outstanding as of March 31, 2014 and December 31, 2013	1,277	1,277
Additional paid in capital - common stock	4,087,401	4,087,401
Deficit accumulated during development stage	(4,937,568)	(4,540,912)

Total Stockholders' Deficit	(718,890)	(322,234)

Total Liabilities and Stockholders' Deficit	$3,455,241	$3,788,011

The accompanying notes are an integral part of these condensed financial statements

.

Angstron Holdings Corporation
(A Development Stage Company)
Condensed Statements of Operations
Unaudited

			Period From
			June 28, 2006
	Three months	Three months	(inception)
	ended	ended	Through
	March 31, 2014	March 31, 2013	March 31, 2014

Operating Costs
General and Administrative Expenses	$408,211	$20,188	$4,956,403

Total Operating Expenses	(408,211)	(20,188)	(4,956,403)

Other income (Expense)
Interest income	11,555	-	21,613
Interest expense	-	-	(88,304)
Gain on forgiveness of debt	-	(7,056)	85,526

Total Other Income (Expense)	11,555	(7,056)	18,835

Net Loss	$(396,656)	$(27,244)	$(4,937,568)

Loss per share	$(0.31)	$(0.02)

Weighted-average number of common shares outstanding: basic and diluted	1,277,039	1,277,039

The accompanying notes are an integral part of these condensed financial statements

Angstron Holdings Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
Unaudited
	For three months ended March 31, 2014	For three months ended March 31, 2013	From the Period From June 28, 2006 (inception) through March 31, 2014

Cash flows from operating activities
Net loss from the period	$(396,656)	$(27,244)	$(4,937,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	-	-	1,372,158
Common stock issue for service	-	-	4,500
Gain on forgiveness of debt	-	-	(85,526)
Interest accrued on note receivable	(11,555)	-	(13,670)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	-	-	131,617
Accounts payable and accrued expenses	14,195	(101,186)	99,576
Accounts payable - related party	52,555	-	294,106
Interest accrued on notes payable	-	7,056	65,529
Interest accrued on notes payable - related party	-	-	268
Due from related party	55,141	-	(10,794)
Deposits	-	-	9,228
Net cash used in operating activities	(286,320)	(121,374)	(3,070,576)

Cash flows from financing activities
Loan from stockholder	-	-	13,200
Issuance of convertible preferred stock, net of offering costs	-	130,000	130,000
Bank overdraft	(2,864)	-	-
Loan from LYG	-	-	4,000,000
Loan to ACI	(1,000,000)	-	(2,930,000)
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	-	-	(112,630)
Proceeds from convertible notes payable	-	-	395,927
Proceeds from notes payable - related party	-	-	16,543
Net cash provided by financing activities	(1,002,864)	130,000	3,571,353

Net Increase/(Decrease) in Cash	(1,289,184)	8,626	500,777
Cash at Beginning of the Period	1,789,961	4,965	-
Cash at End of the Period	$500,777	$13,591	$500,777

Supplemental cash flow information:
Interest paid	$-	$543	$2,605
Income taxes paid	$-	$-	$-

Non-Cash Financing Activities
Debt forgiveness	$-	$-	$173,589
Stock issued for settlement of accounts payable	$-	$-	$49,580
Common stock issued for debt conversion	$-	$430,538	$430,538

The accompanying notes are an integral part of these condensed financial statements

ANGSTRON HOLDINGS CORPORATION

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Angstron Holdings Corporation (the “Company”) was incorporated on June 28, 2006 in the state of Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, in 2008, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically, in Peru. The Company later changed its name to Loreto Resources Corporation, subsequently to HK International Group Inc. and then to Angstron Holdings Corporation. On July 11, 2013, the Company split off its wholly owned subsidiary Loreto Resources Peru S.R.L. Compania Minera. The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 915, Accounting and Reporting by Development Stage Enterprises.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2014 and 2013 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. There are no cash equivalents as of March 31, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2014 and 2013, the carrying value of the assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its consolidated financial position, results of operations, or cash flows.

NOTE 3. GOING CONCERN

During the period ended March 31, 2014, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $4,937,568 as of March 31, 2014.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Going forward, the Company’s plan is to acquire other assets or business operations that will increase shareholder value. In 2013, the Company has pursued a potential merger with a company that manufactures graphene products. This potential merger is currently under management’s evaluation.

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

As of March 31, 2014, all of the notes have been converted by the Noteholders.

NOTE 5. STOCK HOLDER’S EQUITY

On October 3, 2006, the Company issued 400,000 common shares to a director for $10,000.

On February 23, 2007, the Company issued 360,000 common shares to 36 non-affiliated stockholders for a total of $18,000.

On July 2, 2007, the Company issued 240,000 common shares to Magdalena Cruz, then President and CEO, in exchange for her services valued at $4,500.

On February 7, 2008, the Company issued 20,000 common shares to Milestone Enhanced Fund Ltd. for $50,000.

On July 18, 2008, 400,000 common shares held by Magdalena Cruz, the director in 2008, were cancelled.

On July 18, 2008, January 15, 2009, and January 15, 2010, the Company declared two for one (2-for-1) forward stock splits on each common share. All share and per share amounts have been adjusted retroactively from inception to reflect these splits.

In September 2008, the Company issued 81,000 shares through a private placement to various individuals and entities at the price of $0.25 per share. Total proceeds were $1,980,313 net of offering costs of $44,687.

Each forward split entitled each Loreto shareholder of record on the specified dates to receive one additional common share for each one share owned. The stock split did not affect the amount of common stock authorized for issuance.

On November 11, 2010, the Company reached a settlement agreement with its legal counsel, whereby the legal counsel agreed to forego payment of $49,580 in legal fees due for the 2009 fiscal year upon delivery of 198,322 restricted shares of the Company’s common stock. The restricted shares were valued at $0.25 per share

Debt Conversion Transaction

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

NOTE 6. RELATED PARTY

Through 2013, ACI, an affiliate and controlling stockholder of the Company, paid the Company’s operating expense including legal fee, filing fee and auditing fee. As of December 31, 2013, the balance of accounts payable to ACI totaled $81,162.

During the period ended March 31, 2014, ACI has continued to pay the Company’s operating expenses. The expenses paid by ACI during the period ended March 31, 2014 totaled $52,555. As of March 31, 2014, the balance of accounts payable to ACI totaled $133,717.

NOTE 7. LOAN FROM LYG

On September 30, 2013, Lianyungang Hybrid Kinetic New Energy Co., Ltd. made a loan in the amount of $4,000,000 to the Company. This is an unsecured, no interest bearing loan due upon request.

As of March 31, 2014, the loan balance is $4,000,000.

NOTE 8. LOAN TO ACI

On December 11, 2013, the company made a loan in the amount of $1,930,000 to ACI an affiliate and controlling stockholder of the Company. This is an unsecured loan, with an interest rate of 2% and the note is due upon request.

On February 24, 2014, the Company made additional loan of $1,000,000 to ACI. This is an unsecured loan, with an interest rate of 2% and the note is due upon request.

 As of March 31, 2014 the total balance for all loans to ACI was $2,930,000. On May 16, 2014, ACI repaid the December 11, 2013 and February 24, 2014 notes, and the balance of all loans to ACI was zero as of such date.

NOTE 9. SUBSEQUENT EVENT

On May 16, 2014, ACI repaid certain promissory notes to the Company representing a total of $2,930,000 in principal and accrued interest.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC.

Unless the context otherwise requires, the terms “the Company,” “we,” “us” and “our” refer to Angstron Holdings Corporation.

OVERVIEW AND RECENT DEVELOPMENTS

We are a development stage company, and historically our business involved the acquisition, development and production of base and precious metals deposits.

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

On March 22, 2013, we changed our name to HK International Group, Inc., and increased our number of authorized shares from 310,000,000 shares consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share (“Preferred Stock”), 1,300 shares of which have been designated as Series A Preferred Stock, to 3,000,000,000 shares, consisting of (i) 2,000,000,000 shares of Common Stock, and (ii) 1,000,000,000 shares of Preferred Stock, 1,300 shares of which have previously been designated as Series A Preferred Stock. Following FINRA’s approval, the name change became effective on the Effective Date. Our trading symbol changed from “LRTC” to “HKIG” on May 13, 2013, which was twenty (20) business days from the Effective Date.

On June 21, 2013, we changed our name to Hygeialand Biomedical Corporation.  Following FINRA’s approval, on July 11, 2013, the name change, and the change of our trading symbol to “HBMC,” became effective in the market.

In connection with the change of our business focus (described above), we split off (the “Split-Off”) our wholly-owned Peruvian subsidiary, Loreto Resources Peru S.R.L. Compania Minera (the “Subsidiary”), which is in the process of being dissolved, to Luis F. Saenz, our former sole officer and director. We entered into a Split-Off Agreement (the “Split-Off Agreement”) with Mr. Saenz (as discussed below) to effect the Split-Off, dated as of July 12, 2013 (the “ Split-Off Closing Date”), and the Split-Off has been completed.

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

On July 23, 2013, we changed our name to Angstron Holdings Corporation.  Following FINRA’s approval, on August 19, 2013, the name change, and the change of our trading symbol to “ANGP” became effective.

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

Going Concern

During the three month period ended March 31, 2014, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In order to pay our debts, we must develop or acquire an income-producing business. If we fail to do so, we may be unable to repay our current debts. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit as of March 31, 2014 of $4,937,568. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and Three Months Ended March 31, 2013

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $388,211 and $20,188 for the three months ended March 31, 2014 and 2013, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for the three months ended March 31, 2014 and 2013 were $376,656 and $27,244, respectively. The increase in net loss from the 2013 to the 2014 three-month period is primarily attributable to general and administrative expenses.

We have generated no revenues and our net operating loss from inception through March 31, 2014 was $4,917,568.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at March 31, 2014 was $500,777 as compared to $1,789,961 at December 31, 2013.

On March 8, 2013, an aggregate of $430,538 of principal and accrued and unpaid interest due under our outstanding notes, representing all of our outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares (pre-Reverse Stock Split) of our Common Stock.

On March 11, 2013, we sold 1,300 shares of our Series A Preferred Stock to Commonwealth Investment LLC for an aggregate purchase price of $130,000. We used the net proceeds from the sale of the Series A Preferred Stock to pay outstanding obligations to advisors, service providers and vendors, and to pay any outstanding tax liabilities. In addition, the purchaser of the Series A Preferred Stock paid $37,500 of our legal fees incurred in connection with the transaction.

During the past several years we have conducted a number of small private offerings of our convertible promissory notes, the proceeds from which we used to fund our operations. We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such additional financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our senior management, consisting of Jianguo Xu, our President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of March 31, 2014; however, it has identified the following deficiencies that would be considered material weaknesses in our internal control over financial reporting as of that date:

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

—

We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have one interim financial officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

At such time that the board deems appropriate, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended March 31, 2014, or subsequent period through the date hereof.

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

ANGSTRON HOLDINGS CORPORATION

Date: May 20, 2014	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Treasurer
(principal executive officer and principal financial officer)