Form 10-Q
period 2014-06-30
ANGSTRON HOLDINGS Corp
filed 2014-08-19
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

_________________________________________________________

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

As of August 19, 2014, the registrant had 1,277,039 shares of common stock, $0.001 par value per share, issued and outstanding.

ANGSTRON HOLDINGS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	4

Condensed Statements of Operations for the three and six month periods ended June 30, 2014 and 2013 (unaudited) and for the period from June 28, 2006 (inception) to June 30, 2014 (unaudited)	5

Condensed Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013 (unaudited) and for the period from June 28, 2006 (inception) to June 30, 2014 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-10

Angstron Holdings Corporation

(A Development Stage Company)

Condensed Balance Sheets

	As of June 30,	As of December 31,
	2014	2013
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$3,064,041	$1,789,961
Due from AMI	650,528	65,935

Total current assets	3,714,569	1,855,896

Non-Current Assets
Loan to ACI	-	1,932,115

	-	1,932,115

Total assets	$3,714,569	$3,788,011

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	8,383	2,864
Accounts payable	$-	$2,555
Payable to affiliate - ACI	139,932	81,162
Accrued expenses	60,416	23,664
Loan from LYG	4,000,000	4,000,000

Total Liabilities	4,208,731	4,110,245

Shareholders' Deficit

Preferred stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid in capital - prefer stock	129,999	129,999
Common stock, par value $.001; 2,000,000,000 shares authorized, 1,277,039 and 702,983 shares issued and outstanding as of June 30, 2014 and December 31, 2013	1,277	1,277
Additional paid in capital - common stock	4,087,401	4,087,401
Deficit accumulated during development stage	4,712,840	(4,540,912)

Total Stockholders' deficit	(494,162)	(322,234)

Total liabilities and stockholders' deficit	$3,714,569	$3,788,011

The accompanying notes are an integral part of these condensed financial statements

Angstron Holdings Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	Period From June 28, 2006 (inception) Through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Operating Costs
General and administrative expenses	$(258,400)	$22,432	$149,812	$42,620	$4,698,004

Total operating expenses	258,400	(22,432)	(149,812)	(42,620)	(4,698,004)

Other income (Expense)
Interest income	7,403	-	18,958	-	29,061
Interest expense	(20,001)	-	(20,001)	(7,056)	(108,305)
Gain on forgiveness of debt	-	-	-	-	85,526
Loss on relief of related part payable	(21,073)	-	(21,073)	-	(21,073)

Total other income (expense)	(33,671)	-	(22,116)	(7,056)	(14,836)

Net loss	$224,729	$(22,432)	$(178,928)	$(49,676)	$4,712,840

Loss per share	$0.18	$(0.02)	$(0.14)	$(0.04)

Weighted-average number of common shares outstanding: basic and diluted	1,277,039	1,277,039	1,227,039	1,227,039

The accompanying notes are an integral part of these condensed financial statements

Angstron Holdings Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For six months ended June 30, 2014	For six months ended June 30, 2013	From the Period From June 28, 2006 (inception) through June 30, 2014
Cash flows from operating activities
Net loss from the period	$(171,928)	$(49,676)	$(4,712,840)

Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Stock option expense	-	-	1,372,158
Common stock issue for service	-	-	4,500
Gain on forgiveness of debt	-	-	(85,526)
Interest accrued on notes receivable – related party	(18,958)	-	(21,073)
Loss on relief of related party payable	21,073	-	-
Changes in operating assets and liabilities:
Prepaid expense and other current assets	-	-	131,617
Accounts payable and accrued expenses	34,197	(82,161)	119,577
Accounts payable - related party	58,770	-	300,321
Interest accrued on notes payable	-	7,056	65,529
Interest accrued on notes payable - related party	-	-	268
Due from related party	(584,593)	-	(650,528)
Deposits	-	-	9,228

Net cash used in operating activities	(661,439)	(124,781)	(3,445,696)

Cash flows from financing activities
Loan from stockholder	-	-	13,200
Issuance of convertible preferred stock, net of offering costs	-	130,000	130,000
Bank overdraft	5,519	-	8,383
Loan from LYG	-	-	4,000,000
Loan to ACI	(1,000,000)	-	(2,930,000)
Repayment of loan to ACI	2,930,000	-	-
Issuance of common stock, net of offering costs	-	-	2,058,313
Repayment of insurance financing	-	-	(112,630)
Proceeds from convertible notes payable	-	-	395,927
Proceeds from notes payable - related party	-	-	16,543

Net cash provided by financing activities	1,935,519	130,000	6,509,736

Net Increase in Cash	1,274,080	5,219	3,064,040

Cash at Beginning of the Period	1,789,961	4,965	-
Cash at End of the Period	$3,064,041	$10,184	$3,064,040

Supplemental cash flow information:
Interest paid	$-	$-	$2,605
Income taxes paid	$-	$-	$-

Non-Cash Financing Activities
Debt forgiveness	$-	$-	$173,589
Issuance financing	$-	$-	$-
Stock issued for settlement of accounts payable	$-	$-	$49,580
Common stock issued for debt conversion	$-	$-	$430,538

The accompanying notes are an integral part of these condensed financial statements

ANGSTRON HOLDINGS CORPORATION

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

June 30, 2014

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements as of June 30, 2014 and 2013 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. There are no cash equivalents as of June 30, 2014.

Basic Earnings per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the financial statements are computed in accordance with ASC Topic 260 – 10 “Earnings per Share,” which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. We did calculate diluted EPS since no factors exist that would cause diluted EPS to differ from basic EPS. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2014 and 2013, carrying value of assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its consolidated financial position, results of operations, or cash flows.

NOTE 3. GOING CONCERN

During the period ended June 30, 2014, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $4,712,840 as of June 30, 2014.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Going forward, the Company’s plan is to acquire other assets or business operations that will maximize shareholder value. In 2013, the Company has pursued a potential merger with a company manufacture graphene products. This potential merger continues to be under management’s evaluation. The Company will announce the merger when and if a deal is struck.

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

On March 31, 2012, the 2010 Notes and the March 2011 Notes were amended, and the maturity dates were extended to September 30, 2013. In addition, the mandatory conversion terms for the aforementioned notes were amended to require conversion only if the minimum $1,000,000 financing closes concurrent with the closing of a related merger or other acquisition transaction. As of the report date, no financing activities occurred so the Notes were not converted.

On February 1, 2012, the Company closed a private placement offering (the “February 2012 Offering”) of its 10% convertible promissory notes (the “February 2012 Notes”). In the February 2012 Offering, the Company sold $50,000 in principal amount of the February 2012 Notes to one existing investor. The February 2012 Notes mature on July 31, 2013 and will be automatically converted at the initial closing of the Company’s next private placement in which it sells at least $1,000,000 of its securities, so long as such offering closes concurrent with the closing of a related merger or other acquisition transaction. As of the report date, no financing activities occurred so the notes were not converted.

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

As of June 30, 2014, the Company has no balance related to convertible promissory note payables or accrued interest.

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

NOTE 6. RELATED PARTY

Through the year of 2013, the affiliate company, ACI, Inc. has paid the Company’s operating expense includes legal fee, filing fee and auditing fee. As of December 31, 2013, the balance of accounts payable to ACI totaled $81,162.

During the period ended June 30, 2014, ACI has continued paid the Company’s operating expenses. The expenses paid by ACI during the period ended June 30, 2014 totaled $58,770. As of June 30, 2014, the balance of accounts payable to ACI totaled $139,932.

NOTE 7. LOAN FROM LYG

On September 30, 2013, Lianyungang Hybrid Kinetic New Energy Co., Ltd made a loan in the amount of $4,000,000 to the company. This is an unsecure, no interest bearing loan due upon request.

As of June 30, 2014, the loan balance is $4,000,000.

NOTE 8. LOAN TO ACI

On December 11, 2013, the Company made a loan in the amount of $1,930,000 to ACI, Inc. an affiliate company. This is an unsecured, with interest rate at 2% note due upon request.

On February 24, 2014, the Company made additional loan of $1,000,000 to ACI. This is also an unsecured, with interest rate of 2% note due upon request.

As of March 31, 2014 the total balance for all loans to ACI was $2,930,000. On May 16, 2014, ACI repaid the December 11, 2013 and February 24, 2014 notes, and the balance of all loans to ACI was zero as of such date.

On June 10, 2014, the Company made an agreement to waive the interest for this loan to ACI. The total waived interest totaled $21,073.

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

Going Concern

During the three month period ended June 30, 2014, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit as of June 30, 2014 of $4,712,840. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and Three Months Ended June 30, 2013

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $258,400 and $22,432 for the three months ended June 30, 2014 and 2013, respectively. The decrease in expenses primarily relates to the reclassification of salary expense to a receivable from AMI, a related party.

Our net loss for the three months ended June 30, 2014 and 2013 was $416,972 and $22,432, respectively. The increase in net loss from the 2013 to the 2014 for the three month period is primarily attributable to general and administrative expenses.

Six Months Ended June 30, 2014 and Six Months Ended June 30, 2013

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $149,812 and $42,620 for the six months ended June 30, 2014 and 2013, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the six months ended June 30, 2014 and 2013 was $171,928 and $49,676, respectively. The increase in net loss from the 2013 to the 2014 for the six month period is primarily attributable to general and administrative expenses.

We have generated no revenues and our net operating loss from inception through June 30, 2014 was $4,712,840.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at June 30, 2014 was $3,064,041 as compared to $1,789,961 at December 31, 2013.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of June 30, 2014; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended June 30, 2014, or subsequent period through the date hereof.

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

ANGSTRON HOLDINGS CORPORATION

Date: August 19, 2014	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Treasurer (principal executive officer and principal accounting and financial officer)