Form 10-Q
period 2014-09-30
ANGSTRON HOLDINGS Corp
filed 2014-11-19
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

.      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

________________________________________________________________________

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

As of November 19, 2014, the registrant had 1,277,039 shares of common stock, $0.001 par value per share, issued and outstanding.

ANGSTRON HOLDINGS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	4

Condensed Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013 (unaudited)	5

Condensed Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7-10

Angstron Holdings Corporation

Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$2,002,360	$1,789,961
Due from AMI	644,635	65,935
Total current assets	2,646,995	1,855,896

Non-current assets
Note receivable –Related Party	1,004,417	1,932,115

Total non-current assets	1,004,417	1,932,115

Total assets	$3,651,411	$3,788,011

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	2,490	2,864
Accounts payable	-	2,555
Due to related party	140,682	81,162
Accrued expenses	80,416	23,664
Loan payable	4,000,000	4,000,000

Total liabilities	$4,223,588	$4,110,245

Shareholders' deficit

Preferred stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued and outstanding as of September 30, 2014 and December 31, 2013	1	1
Additional paid in capital - prefer stock	129,999	129,999
Common stock, par value $.001; 2,000,000,000 shares authorized, 1,277,039 shares issued and outstanding as of September 30, 2014 and December 31, 2013	1,277	1,277
Additional paid in capital - common stock	4,087,401	4,087,401
Accumulated deficit	(4,790,854)	(4,540,912)

Total stockholders' deficit	(572,176)	(322,234)

Total liabilities and stockholders' deficit	$3,651,411	$3,788,011

The accompanying notes are an integral part of these condensed financial statements

Angstron Holdings Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Operating Costs
General and administrative expenses	$62,431	$24,859	$192,242	$67,479

Total operating expenses	(62,431)	(24,859)	(192,242)	(67,479)

Other Income (Expense)
Interest income	4,417	-	23,375	-
Interest expense	(20,000)	-	(60,002)	(7,056)
Forgiveness of related party payable	-	-	(21,073)	-

Total other income (expense)	(15,583)	-	(57,700)	(7,056)

Net loss	$(78,015)	$(24,859)	$(249,942)	$(74,535)

Loss per share	$(0.06)	$(0.02)	$(0.20)	$(0.06)

Weighted-average number of common shares outstanding: basic and diluted	1,277,039	1,277,039	1,227,039	1,227,039

The accompanying notes are an integral part of these unaudited condensed financial statements

Angstron Holdings Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For Nine month ended September 30, 2014	For nine month ended September 30, 2013
Operating activities		(Restated)
Net loss	$(249,942)	$(74,535)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on notes receivable - related party	(23,375)	-
Loss on forgiveness of related party payable	21,073	-
Accounts payable and accrued expenses	54,197	(67,486)
Accounts payable to ACI - related party	59,520	-
Interest accrued on notes payable	-	7,056
Due from AMI	(578,700)	-

Net cash used in operating activities	(717,227)	(134,965)

Investing activities
Advances to related party - ACI	(2,000,000)	-
Proceeds from note receivable - ACI	2,930,000	-

Net cash provided by investing activities	930,000	-

Financing activities
Issuance of convertible preferred stock, net of offering costs	-	130,000
Loan from LYG	-	4,000,000
Bank overdraft	(374)	-

Net cash (used in) provided by financing activities	(374)	4,130,000

Net Increase in Cash	212,399	3,995,035

Cash at Beginning of the Period	1,789,961	4,965
Cash at End of the Period	$2,002,360	$4,000,000

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ANGSTRON HOLDINGS CORPORATION

Notes to Condensed Financial Statements

September 30, 2014

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2014 and for the period then ended has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on April 15, 2014.

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

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of September 30, 2014 and December 31, 2013, the Company bank balances in these bank accounts exceeded the insured amount by $1,752,360 and $1,539,961, respectively. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of September 30, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2014 and December 31, 2013, carrying value of assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

NOTE 3. GOING CONCERN

During the period ended September 30, 2014, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $4,790,854 as of September 30, 2014.

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

NOTE 4. DUE FROM AMI

During the nine months ended September 30, 2014 and 2013, the Company has paid certain salary expenses on behalf of Angstron Materials, Inc. (“AMI”), a potential acquisition target, in the amount of $578,700 and zero, respectively. As of September 30, 2014 and December 31, 2013, the balance due from AMI totaled $644,635 and $65,935, respectively.

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

Series A Preferred Stock Issuance

On March 8, 2013, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a California limited liability company (the “Purchaser”), pursuant to which, among other items, on March 11, 2013 (the “Closing Date”), the Company sold to the Purchaser, and the Purchaser purchased from the Company, 1,300 shares of the Company’s Series A Preferred Stock, at the price of $100 per share, for an aggregate purchase price of $130,000, net of offering costs of $37,500. This Series A Preferred Stock is a convertible stock and can be converted into an aggregate of 127,703,396 shares (post-reverse stock split) of the Company’s Common Stock (the “Series A Transaction”).

Reverse Stock Split

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

NOTE 6. DUE TO RELATED PARTY – ACI

During the nine month period ended September 30, 2014, a related party of the Company, ACI, Inc. (“ACI”) has paid the Company’s operating expenses. The expenses paid by ACI during the period ended September 30, 2014 totaled $59,520. As of September 30, 2014, the balance of payables due to ACI totaled $140,682.

During the nine month period ended September 30, 2013, ACI did not pay any of the Company’s operating expenses. However, as of December 31, 2013, the balance of payables due to ACI totaled $81,162.

NOTE 7. LOAN PAYABLE

On September 30, 2013, Lianyungang Hybrid Kinetic New Energy Co., Ltd. (“LYG”) made a loan in the amount of $4,000,000 to the Company. This is an unsecured, 2% interest bearing loan due on October 1, 2016. The Company intends to use the proceeds of the loan for the development of grapheme production technology.

As of September 30, 2014, the loan balance was $4,000,000.

NOTE 8. LOAN TO RELATED PARTY

On December 11, 2013, the Company made a loan in the amount of $1,930,000 to ACI, Inc., a related party. This is an unsecured, with interest rate at 2% note due upon request. As of May 31, 2014, the accrued interest totaled $16,641.95.

On February 24, 2014, the Company made additional loan of $1,000,000 to ACI. This is also an unsecured, with interest rate of 2% note due upon request. As of May 31, 2014, the accrued interest totaled $4,431.64.

As of March 31, 2014 the total balance for all loans to ACI was $2,930,000. On May 16, 2014, ACI repaid the December 11, 2013 and February 24, 2014 notes, and the balance of all loans to ACI was zero as of such date.

On June 10, 2014, the Company made an agreement to forgive the interest for this loan to ACI. The total forgiven interest totaled $21,073.

On August 8, 2014, the Company made a loan in amount of $1,000,000 to ACI, Inc. an affiliate company. This is an unsecured, with interest rate at 3% note due on February 23, 2017.

As of September 30, 2014, the total balance for all loans to ACI was $1,000,000 and the accrued interest totaled $4,417.

NOTE 9. RESTATEMENT

During the Company’s closing process for the 10-Q as of September 30, 2014, accounting errors were discovered that required restatement of amounts previously reported, related to $4,000,000 loan from LYG. It was discovered that the Company did not record that amount as of September 30, 2013. This caused the cash flow statement in our previously issued financial statements to understate cash and total liabilities. This error was corrected and properly reflected in our Quarterly report for the nine months ended September 30, 2014 and 2013. The following tables reflect the impact of these corrections on our September 30, 2013, statements of cash flows.

	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2013
	Originally Stated		Adjustments	Restated
Cash flows from operating activities
Net loss from the period	$(74,535)	$		$(74,535)

Adjustments to reconcile net loss to net cash used in operating activities:
Note Receivable - ACI
Accounts payable and accrued expenses	(67,486)			(67,486)
Interest accrued on notes payable	7,056			7,056

Net cash (used in) operating activities	(134,965)			(134,965)

Cash flows from financing activities
Issuance of convertible preferred stock, net of offering costs	130,000			130,000
Loan from LYG	-		4,000,000	4,000,000(1)

Net cash provided by financing activities	130,000		4,000,000	4,130,000

Net Increase in Cash	(4,965)			3,995,035

Cash at Beginning of the Period	4,965			4,965
Cash at End of the Period	$-		$4,000,000	$4,000,000

Supplemental cash flow information:
Interest paid	$-	$		$-
Income taxes paid	$-	$		$-

(1) Loan from LYG totaled $4,000,000.

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

On September 30, 2013, Lianyungang Hybrid Kinetic New Energy Co., Ltd. (“LYG”) made a loan in the amount of $4,000,000 to the Company. This is an unsecured, 2% interest bearing loan due on October 1, 2016. The Company intends to use the proceeds of the loan for the development of grapheme production technology.

Going forward, our plan is to acquire other assets or business operations that will maximize shareholder value. However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

Going Concern

During the three month period ended September 30, 2014, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit as of September 30, 2014 of $4,790,854. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2014 and 2013

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $192,242 and $67,479 for the nine months ended September 30, 2014 and 2013, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the nine months ended September 30, 2014 and 2013 was $249,942 and $74,535, respectively. The increase in net loss from the 2013 to the 2014 for the six month period is primarily attributable to general and administrative expenses.

For the Three Months Ended September 30, 2014 and 2013

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $62,431 and $24,859 for the three months ended September 30, 2014 and 2013, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2014 and 2013 was $78,015 and $24,859, respectively. The increase in net loss from the 2013 to the 2014 for the six month period is primarily attributable to general and administrative expenses.

We have generated no revenues and our net operating loss from inception through September 30, 2014 was $4,634,825.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2014 was $2,002,360 as compared to $1,789,961 at December 31, 2013.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2014; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended September 30, 2014, or subsequent period through the date hereof.

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

ANGSTRON HOLDINGS CORPORATION

Date: November 19, 2014	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Treasurer
(principal executive officer and principal financial officer)