Form 10-Q/A
period 2013-09-30
ANGSTRON HOLDINGS Corp
filed 2015-03-10
CIK 1380412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of March 5, 2015, the registrant had 1,277,039 shares of common stock, $0.001 par value per share, issued and outstanding.

ANGSTRON HOLDINGS CORPORATION

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends Item 1 and 2 of the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (the “SEC”) on November 19, 2013 (the “Original Filing”). This Amendment is being filed with the SEC to restate certain financial information that was inadvertently omitted in the Original Filing.

During the Company’s closing process for the period ended September 30, 2014, accounting errors were discovered that required restatement of amounts reported in the Original Filing, related to a $4,000,000 loan from Lianyungang Hybrid Kinetic New Energy Co., Ltd. It was discovered that the Company did not record the loan payable amount as of September 30, 2013. This caused the financial statements contained in the Original Filing to understate cash and total liabilities. The loan was properly reflected in the Company’s Annual Report on Form 10-K for the periods ended December 31, 2013 and 2012 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014.

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

TABLE OF CONTENTS

PAGE

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 (unaudited) and for the period from June 28, 2006 (inception) to September 30, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Angstron Holdings Corporation

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current Assets
Cash	$4,000,000	$4,965
Due from related party	6,329	6,329

Total current assets	4,006,329	11,294

Non-Current Assets
Deposits	3,000	3,000

Total assets	$4,009,329	$14,294

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$53,305	$120,791
Loan from LYG	4,000,000
Convertible Notes and Interest Payable	-	423,482

Total current liabilities	4,053,305	544,273

Total Liabilities	4,053,305	544,273

Shareholders' Deficit

Preferred Stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1	-
Common Stock, par value $.001; 5,000,000,000 shares authorized, 1,277,039 and 702,983 shares issued and outstanding as of June 30, 2013 and December 31, 2012	1,277	703
Additional paid in capital	4,217,400	3,657,437
Deficit accumulated during development stage	(4,262,654)	(4,188,119)

Total Stockholders' deficit	(43,976)	(529,979)

Total liabilities and stockholders' deficit	$4,009,329	$14,294

The accompanying notes are an integral part of these financial statements.

Angstron Holdings Corporation

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		From inception on June 28, 2006 through
	September, 30	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-

Operating Costs
General and administrative expenses	24,859	22,330	67,479	128,793	4,287,983

Total operating expenses	(24,859)	(22,330)	(67,479)	(128,793)	(4,287,983)

Other income (Expense)
Interest Income	-	3	-	3	10,058
Interest Expense	-	(8,607)	(7,056)	(23,950)	(70,255)
Gain on Forgiveness of debt	-	-	-	-	85,526

Total other income (expense)	-	(8,604)	(7,056)	(23,947)	25,329

Net loss	$(24,859)	$(30,934)	$(74,535)	$(152,740)	$(4,262,654)

Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.06)	$(0.22)

Weighted-average number of common shares outstanding: basic and diluted	1,277,039	702,983	1,277,039	702,983

The accompanying notes are an integral part of these financial statements.

Angstron Holdings Corporation

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities
Net loss from the period	$(74,535)	$(152,740)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Option Expense	-	-
Common Stock issue for service	-	-
Gain on forgiveness of debt	-	-
Changes in operating assets and liabilities:	-	-
Prepaid expense and other current assets	-	36,920
Accounts payable and accrued expenses	(67,486)	770
Accounts payable - related party	-	-
Interest accrued on notes payable	7,056	23,407
Interest accrued on notes payable - related party	-	-
Due from related party	-	10,712
Deposits	-	-

Net cash used in operating activities	(134,965)	(80,931)

Cash flows from financing activities
Loan from stockholder	-	-
Issuance of convertible preferred stock, net of offering costs	130,000	-
Loan from LYG	4,000,000
Due to related party	-	6,385
Issuance of common stock, net of offering costs	-	-
Repayment of insurance financing	-	(13,804)
Proceeds from convertible notes payable	-	120,000
Proceeds from notes payable - related party	-	-

Net cash provided by financing activities	4,130,000	112,581

Net increase (decrease) in cash	3,995,035	31,650

Cash, beginning of the period	4,965	4,136
Cash, end of the period	$4,000,000-	$35,786

Supplemental cash flow information:
Interest paid	$-	$543
Income taxes paid	$-	$-

Non-Cash Financing Activities
Debt forgiveness	$-	$-
Issuance financing	$-	$28,215
Stock issued for settlement of accounts payable	$-	$-

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

As of September 30, 2013, the loan balance was $4,000,000.

NOTE 8. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to the date these financial statements were issued. The Company determined that it does not have any subsequent event requiring recording or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q/A, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties including those related to changes in economic conditions, new business opportunities and general financial and business conditions, actual results may differ materially from those expressed or implied by the forward-looking statements.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q/A to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q/A and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at September 30, 2013 was $4,000,000 as compared to $4,965 at December 31, 2012.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	SEC Report Reference Number	Description

10.1		Lianyungang Hybrid Kinetic New Energy Co., Ltd. Promissory Note dated September 30, 2013.
31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

ANGSTRON HOLDINGS CORPORATION

Date: March 10, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
President and Chief Executive Officer
(principal executive officer)