Form 10-K
period 2014-12-31
ANGSTRON HOLDINGS Corp
filed 2015-04-03
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: December 31, 2014

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April __, 2015, there were 1,277,039 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

All references in this Form 10-K to “Angstron Holdings Corporation,” the “Company,” “we,” “us” or “our” are to Angstron Holdings Corporation.

PART I

ITEM 1.

BUSINESS

History and Overview

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

On December 9, 2014, we closed a private placement offering of our Series B Preferred Stock, in which we sold 3,683 shares of our Series B Preferred Stock to Yunfeng Lu, for an aggregate purchase price of $336,667.  The shares of Series B Preferred Stock are convertible into an aggregate of 358,278,987 shares of our Common Stock, at a rate $0.0000102796985970042 per share, after one year of the issuance date.

Going forward, our plan is to acquire other assets or business operations that will maximize shareholder value. However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

Recent Changes to Management

On February 9, 2015, Jianguo Xu resigned as the Chief Financial Officer, Treasurer and Secretary of the Company in connection with Mr. Xu’s resignation, the Board of Directors of the Company designated Chunhua Huang, Ph.D. to serve and perform the functions of Chief Financial Officer and Treasurer and Shuning Luo, to serve and perform the functions of the Secretary.

Research and Development

On November 3, 2014, the Company assumed all rights and duties under that certain Sponsored Research Agreement No. 20150727 entered into between Hybrid Kinetic Motors Corporation, Delaware Corporation (“HKMC”) and The Regents of the University of California (the “University”), from HKMC to act as the sponsor related to the development of advance energy storage devices for EV and REEV (the “Research”). The Research began on October 1, 2014 and will continue for a period of three (3) years through September 30, 2017. The cost to the Company for the University’s performance hereunder will be $450,000 or $150,000 per year.

Employees

As of the date of this report, we do not have any full time employees.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We have not owned or rented any properties during the last two fiscal years. As of March 31, 2015, our executive offices are located at 800 East Colorado Boulevard, Suite 888, Pasadena, CA 91101 and cover an area of approximately 8,142 square feet. The use of these offices is supplied to us on a rent free basis by an affiliated party.

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

For the period from January 1, 2013 through December 31, 2014, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions. Although our Common Stock was approved for listing on the OTC Bulletin Board on May 2, 2007, there has been minimal trading to date:

Fiscal Year Ended December 31, 2014 Quarter Ended	High Bid	Low Bid
March 31, 2014	$0.00	$0.00

June 30, 2014	$0.00	$0.00

September 30, 2014	$0.00	$0.00

December 31, 2014	$0.00	$0.00

Fiscal Year Ended December 31, 2013 Quarter Ended	High Bid	Low Bid
March 31, 2013	$0.0131	$0.0131

June 30, 2013	$0.0131	$0.01

September 30, 2013	$0.01	$0.01

December 31, 2013	$0.001	$0.001

Because our Common Stock is thinly traded, bid information on our Common Stock does not necessarily represent its fair market value.

Holders

As of April __, 2015, we had 1,277,039 shares of our Common Stock issued and outstanding held by 24 shareholders of record.

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

Securities Authorized For Issuance Under Equity Compensation Plans

On July 3, 2008, our Board and stockholders adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which reserves a total of 16,000,000 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of December 31, 2014 we have not issued any shares and there are no outstanding grants under the 2008 Plan.

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	16,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	16,000,000

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

On December 9, 2014, we closed a private placement offering of our Series B Preferred Stock, in which we sold 3,683 shares of our Series B Preferred Stock to Yunfeng Lu, for an aggregate purchase price of $336,667.  The shares of Series B Preferred Stock are convertible into an aggregate of 358,278,987 shares of our Common Stock, at a rate $0.0000102796985970042 per share, after one year of the issuance date.

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

Results of Operations

Fiscal years Ended December 31, 2014 and 2013

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $1,246,105 and $327,688 for the years ended December 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for years ended December 31, 2014 and 2013 were $1,328,221 and $352,793, respectively.

Liquidity and Capital Resources

Our cash balance as of December 31, 2014 was $2,929,764.

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

On December 9, 2014, we sold 3,683 shares of our Series B Preferred Stock to Yunfeng Lu, for an aggregate purchase price of $336,667.  We used the net proceeds from the sale of the Series B Preferred Stock to pay outstanding obligations to advisors, service providers, research and vendors, and to pay any outstanding tax liabilities.

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

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2014; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our President and Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors as of December 31, 2014:

Name	Age	Title	Date First Appointed

Yung Yeung	58	Chairman of the Board and Director	December 19, 2014

Jianguo Xu	47	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	July 15, 2013

Yunfeng Lu	46	Executive Director, Vice Chairman of the Board	December 21, 2014

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

Certain biographical information of our directors and officers:

Dr. Yung Yeung. Dr. Yeung, 58, has served as a director of Hybrid Kinetic Group Ltd. (the “Group”) since November 1998, and is the current chairman of the Group, the chairman of the nomination committee and a member of the remuneration committee of the Group’s Board of Directors. Dr. Yeung is also a substantial shareholder of the Group. Dr. Yeung holds a PhD Degree in Economics from the China’s Southwest University of Finance & Economics. Dr. Yeung was elected as a director of the John Hopkins University Center – Nanjing University Centre for Chinese and American Studies. Dr. Yeung was the chairman, chief executive officer and president of Brilliance China Automotive Holdings Limited and also the chairman and president of Shenyang Jinbei Passenger Vehicle Manufacture Co., Ltd. from 1992 to 2002. Dr. Yeung is a well-known, highly successful automotive industrialist with over 18 years’ experience in the automobile industry as well as a pioneering international financier from China.

Jianguo Xu. Mr. Xu, 47, has been President and Chief Executive Officer, and a member of the board of directors, of Apollo Acquisition Corporation since May 2013.  He has been Director of Hybrid Kinetic Group Limited since June 2010 and has also been serving as Vice-President for Global Sourcing for HK Motors commencing in April 2010.  Before joining HK Motors, Mr. Xu worked for Magna International Group to start his career in the automotive industry from March 2001 through March 2010.  In 2008, Mr. Xu was assigned to Magna Closures (Kunshan) Automotive Corporation as engineering manager to establish its technical center in China.  He has extensive experience in product development, engineering management, product planning, purchasing and supplier management.  Mr. Xu was involved in multiple projects for Asian and European automakers such as Nissan, Honda and Volkswagen.  From 1991 to 1999, Mr. Xu also worked for Structural Dynamics Research Corporation (SDRC) China Branch as a Computer Aided Design and Engineering Specialist, and served as the Regional Manager.  He was one of the key experts who developed the Chinese computer aided engineering industry in the 1990s.  Mr. Xu has 20 years of experience in mechanical engineering and the automotive industry, giving him an in-depth understanding of the global automotive industry, particularly the Chinese automotive industry.  Mr. Xu received his Master’s Degree in Mechanical Engineering from Shanghai Jiaotong University and his Bachelor’s Degree in Mechanical Engineering from Huazhong University of Science and Technology.

Dr. Yunfeng Lu. Dr. Lu, 46, obtained his PhD degree in chemical engineering from the University of New Mexico in 1998. In 2000, he worked at Applied Materials, Inc. as a senior process engineer. He later joined Tulane University as an assistant professor in 2001 and was promoted to an endowed professor with tenure in 2005. Since 2006, Dr. Lu has been a professor of chemical engineering at UCLA.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of ours during the past five years.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years, each related to a system error in submission of the required Form ID applications as a result of the Merger:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Yungfeng Lu	1	1	Form 3

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2014 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2014; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2013; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2014 that received annual compensation during the fiscal year ended December 31, 2014 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jianguo Xu, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary (1)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by our Named Executive Officers at December 31, 2014.

Option awards
Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Jianguo Xu, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary	-	-	-	-	-

There were no stock awards to executive officers during the year ended December 31, 2014, and there are no stock awards outstanding as of December 31, 2014.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees (if any) of the Board or for special assignments. During the fiscal year ended December 31, 2014 there were no arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of April __, 2015 by:

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

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Jianguo Xu	Common Stock	0	*

Yung Yeung	Common Stock	0	*

Yunfeng Lu	Series B Preferred Stock (3)	3,683	73.53%(3)

All Officers and Directors As a Group (1 person)		3,683	73.53%

American Compass Inc.	Series A Preferred Stock (4)	1,300	26.21%(4)

 *Less than 1%.

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April __, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentage based upon 1,277,039 shares of common stock outstanding as of April __, 2015.

(3)

Yunfeng Lu holds 3,683 shares of our Series B Preferred Stock, which are convertible into an aggregate of 358,278,987 shares of our Common Stock, representing approximately 73.53% of our common equity on an as-converted basis.

(4)

American Compass, Inc. holds 1,300 shares of our Series A Preferred Stock, which are convertible into an aggregate of 127,703,396 shares of our Common Stock, representing approximately 26.21% of our common equity on an as-converted basis.

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

On December 7, 2014, we entered into a Cooperation Agreement with Yunfeng Lu, as amended by that certain Cooperation and Consulting Services Agreement dated January 14, 2015, whereby Mr. Lu, who is the beneficial owner of 3,683 shares of our Series B Preferred Stock (which is convertible into an aggregate of 358,278,987 shares of our Common Stock, representing approximately 73.53% of the Company’s common equity on an as-converted basis) will receive consideration of $150,000 per annum to develop certain know-how, technology, and/or patents related to the production and manufacturing of nanographene and battery materials for the Company, as more fully described in the Current Report on Form 8-K filed on January 15, 2015.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2014 and 2013 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2014	Fiscal year ended December 31, 2013
Audit fees (1)	$5,500	$6,250
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$5,500	$6,250

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

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our Board performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our Board (in lieu of an audit committee) or unless the services meet certain de minimus standards.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of Angstron Holdings Corporation are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 3, 2008 (1)
3.2	3.2	By-Laws of Registrant (2)
3.3	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on March 22, 2013 (8)
3.4	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on June 21, 2013 (9)
3.5	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 23, 2013 (10)
3.6	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on August 12, 2013 (11)
4.1	3.3	Form of 2010 10% Convertible Promissory Note (3)
4.2	3.4	Form of 2011 10% Convertible Promissory Note (3)
4.3	3.5	Form of 2012 10% Convertible Promissory Note (6)
4.4	4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on March 8, 2013 (7)
10.1	10.4	2008 Equity Incentive Plan (4)
10.2	10.7	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering (3)
10.3	10.6	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering (3)
10.4	10.8	Form of Subscription Agreement between the Registrant and each subscriber in the 2012 10% convertible notes private placement offering (6)
10.5	10.1	Form of Promissory Note Conversion Agreement between the Company and each of the holders of the Company’s outstanding promissory notes (7)
10.6	10.2	Series A Preferred Stock Purchase Agreement between the Company and Commonwealth Investments, LLC, dated March 8, 2013 (7)
10.7	10.1	Splitoff Agreement, dated July 12, 2013 (12)
10.8	10.1	Promissory Note, dated November 26, 2014. (13)
10.9	10.1	Cooperation Agreement, dated December 7, 2014 (14)
10.10	10.2	Form of Securities Purchase Agreement, dated December 7, 2014 (14)
14.1	14	Code of Ethics (5)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)	Filed with the SEC on July 10, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)

Filed with the SEC on January 23, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-140148) on Form SB-2, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on April 12, 2011 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on April 14, 2009 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on March 31, 2008 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-KSB, which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on April 16, 2012 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(7)	Filed with the SEC on March 14, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the SEC on March 25, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the SEC on June 27, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the SEC on July 29, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the SEC on August 13, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(12)	Filed with the SEC on July 18, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(13)	Filed with the SEC on December 3, 2014 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(14)	Filed with the SEC on December 9, 2014 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

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

ANGSTRON HOLDINGS CORPORATION

Dated: April __, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer

Dated: April __, 2015	By:	/s/ Chunhua Huang
Chunhua Huang
Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jianguo Xu	President and Chief Executive Officer	April __, 2015
Jianguo Xu

/s/ Chunhua Huang	Chief Financial Officer, Treasurer and	April __, 2015
Chunhua Huang	Secretary

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Angstron Holdings Corporation:

We  have  audited  the  accompanying  balance  sheets  of  Angstron  Holdings  Corporation (the “Company”)  as of December 31, 2014 and 2013, and the related statement of operations, changes in stockholders’  deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angstron Holdings Corporation as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have  been  prepared  assuming  that  the  Company  will  continue  as  a  going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock, convertible preferred stock and advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April __, 2015

Angstron Holdings Corporation
Balance Sheets

	As of December 31, 2014	As of December 31, 2013

ASSETS
Current assets
Cash	$2,929,764	$1,789,961
Due from AMI	-	65,935
Total current assets	2,929,764	1,855,896

Non-current assets
Note receivable - Related Party	-	1,932,115

Total non-current assets	-	1,932,115

Total assets	$2,929,764	$3,788,011

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	-	2,864
Accounts payable	-	2,555
Due to related party	143,136	81,162
Accrued expenses	100,416	23,664
Related Party Loan payable - ACI	4,000,000	4,000,000

Total liabilities	$4,243,552	$4,110,245

Shareholders' deficit

Preferred stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued, 3,683 designated Series B Convertible shares issued, and outstanding as of December 31, 2014 and December 31, 2013	5	1
Additional paid in capital - prefer stock	466,662	129,999
Common stock, par value $.001; 6,000,000,000 shares authorized, 1,277,039 shares issued and outstanding as of December 31, 2014 and December 31, 2013	1,277	1,277
Additional paid in capital - common stock	4,087,401	4,087,401
Accumulated deficit	(5,869,134)	(4,540,912)

Total stockholders' deficit	(1,313,789)	(322,234)

Total liabilities and stockholders' deficit	$2,929,764	$3,788,011

The accompanying notes are an integral part of these financial statements

Angstron Holdings Corporation
Statement of Operations

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Operating Costs
Research and development expenses	75,000	-
General and administrative expenses	$1,171,105	$327,688

Total operating expenses	(1,246,105)	(327,688)

Other income (Expense)
Interest income	31,617	-
Interest expense	(80,002)	(25,105)
Forgiveness of related party payable	(33,732)	-

Total other income (expense)	(82,117)	(25,105)

Net loss	$(1,328,222)	$(352,793)

Loss per share	$(1.08)	$(0.29)

Weighted-average number of common shares outstanding: basic and diluted	1,227,039	1,227,039

The accompanying notes are an integral part of these financial statements

Angstron Holdings Corporation
Statement of Stockholder's Deficit
			Common Stock
	Preferred Stock	Preferred Stock Amount		Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, December 31, 2012	-	$-	702,983	$703	$3,657,437	$(4,188,119)	$(529,979)
Debt conversion to Stock on March 8, 2013	-	-	574,056	574	429,964	-	430,538
Prefer stock was issued in March 8, 2013	1,300	1	-	-	129,999	-	130,000
Net Loss, 2013	-	-	-	-	-	(352,793)	(352,793)
Balance, December 31, 2013	1,300	1	1,277,039	1,277	4,217,400	(4,540,912)	(322,234)
Prefer stock was issued on December 19, 2014	3,683	4	-	-	336,663	-	336,667
Net loss, 2014	-	-	-	-	-	(1,328,222)	(1,328,222)
Balance, December 31, 2014	4,983	$5	1,277,039	$1,277	$4,554,063	$(5,869,134)	$(1,313,789)

The accompanying notes are an integral part of these financial statements

Angstron Holdings Corporation
Statements of Cash Flows

	For year ended December 31, 2014	For year ended December 31, 2013

Operating activities
Net loss	$(1,328,222)	$(74,535)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on notes receivable - related party	(31,617)	-
Loss on forgiveness of related party payable	33,732	-
Accounts payable and accrued expenses	74,197	(67,486)
Accounts payable to ACI - related party	61,974	-
Interest accrued on notes payable	-	7,056
Due from AMI	65,935	-
Net cash used in operating activities	(1,124,000)	(134,965)

Investing activities
Advances to related party - ACI	(3,000,000)	-
Proceeds from related party note receivable - ACI	4,930,000	-
Net cash provided by financing activities	1,930,000	-

Financing activities
Issuance of convertible preferred stock, net of offering costs	336,667	130,000
Loan from LYG - Related Party	-	4,000,000
Bank overdraft	(2,864)	-
Net cash (used in) provided by financing activities	333,803	4,130,000

Net Increase in Cash	1,139,803	3,995,035

Cash at Beginning of the Period	1,789,961	4,965
Cash at End of the Period	$2,929,764	$4,000,000

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

ANGSTRON HOLDINGS CORPORATION

Notes to Financial Statements

December 31, 2014 and 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements as of December 31, 2014 and 2013 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash are with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of December 31, 2014 and December 31, 2013, the Company bank balances in these bank accounts exceeded the insured amount by $2,679,764 and $1,539,961, respectively. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of December 31, 2014.

Basic Earnings per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the financial statements are computed in accordance with ASC Topic 260 – 10 “Earnings per Share,” which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2014 and 2013, the carrying value of the assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2014.

NOTE 3. GOING CONCERN

During the year ended December 31, 2014 the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $5,869,133 as of December 31, 3014.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Going forward, the Company’s plan is to acquire other assets or business operations that will maximize shareholder value.

NOTE 4. DUE FROM ANGSTRON MATERIALS, INC.

For the year ended December 31, 2014 and 2013, the Company has paid certain expenses in the amount of $642,145 and $65,935 on behalf of Angstron Materials, Inc. (“AMI”), a potential acquisition target of the Company. As of December 31, 2014, the acquisition has been cancelled. Due to the management’s estimate, there is an uncertainty to collect those receivables from AMI. As a result, full bad deb provision is provided for $642,145 on December 31, 2014. The balance of Due from AMI, net is $0 and $65,935 as of December 31, 2014 and 2013, respectively.

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

On March 8, 2013, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a California limited liability company (the “Series A Purchaser”), pursuant to which, among other items, on March 11, 2013 (the “Closing Date”), the Company sold to the Series A Purchaser, and the Series A Purchaser purchased from the Company, 1,300 shares of the Company’s Series A Preferred Stock, at the price of $100 per share, for an aggregate purchase price of $130,000, with offering costs of $37,500. This Series A Preferred Stock is a convertible stock and can be convert into an aggregate of 127,703,396 shares (post-reverse stock split) of the Company’s Common Stock (the “Series A Transaction”).

Series B Preferred Stock Issuance

On December 7, 2014, the Company entered into a Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Yunfeng Lu (the “Series B Purchaser”), pursuant to which, among other items, on December 19. 2014 (the “Closing Date”), the Company sold to the Series B Purchaser, and the Series B Purchaser purchased from the Company, 3,683 shares of the Company’s Series B Preferred Stock, at the price of $91.41 per share, for an aggregate purchase price of $336,667. The stocks can be converted at any time after one year of the original issue date.

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

NOTE 6. DUE TO RELATED PARTY

For the last three quarters of 2013, the affiliate company, American Compass, Inc, (“ACI”) has paid the Company’s operating expense includes legal fee, filing fee and auditing fee. As of December 31, 2013, the balance of accounts payable to ACI total $81,162.

During the year ended December 31, 2014, ACI has continued to pay the Company’s operating expenses. The expenses paid by ACI during the period ended December 31, 2014 totaled $61,974. As of December 31, 2014, the balance of due to related party - ACI totaled $143,136.

NOTE 7. LOAN PAYABLE – RELATED PARTY

On September 30, 2013, Lianyungang Hybrid Kinetic New Energy Co., Ltd (“LYG”), a related party made a loan in the amount of $4,000,000 to the Company. This is an unsecured, 2% interest loan due on October 1, 2016. The Company intends to use the proceeds of the loan for the development of grapheme production technology.

As of December 31, 2014, the loan balance is $4,000,000.

NOTE 8. LOANS TO RELATED PARTY

On December 11, 2013, the Company made a loan in the amount of $1,930,000 to ACI. This is an unsecured, with interest rate at 2% note due upon request. As of May 31, 2014, the accrued interest totaled $16,641.95.

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

On November 26, 2014, the Company made a loan in amount of $1,000,000 to ACI, Inc. an affiliate company. This is an unsecured, with interest rate at 3% note due on November 25, 2017.

On December 18, 2014, ACI repaid the August 8, 2014 and November 26, 2014 notes. Both promissory notes bear no interest so long as it is paid in full on or before Maturity. As result, the Company forgiven interest totaled $12,659.

As of December 31, 2014, the total balance for all loans to ACI was $0 and the accrued interest totaled $0.

NOTE 9. RESEARCH AND DEVELOPMENT

On November 3, 2014, the Company assumed all rights and duties under that certain Sponsored Research Agreement No. 20150727 entered into between Hybrid Kinetic Motors Corporation, Delaware Corporation (“HKMC”) and The Regents of the University of California (the “University”), from HKMC to act as the sponsor related to the development of advance energy storage devices for EV and REEV (the “Research”). The Research began on October 1, 2014 and will continue for a period of three (3) years through September 30, 2017. The cost to the Company for the  University’s performance hereunder will be $450,000 or $150,000 per year.

NOTE 10. TAXES

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL carryover	$1,816,365	$1,675,248
Valuation allowance	(1,816,365)	(1,675,248)
Net deferred tax asset	$-	$-

The income tax provision is summarized as follows:

	2013	2012
Income tax benefit at statutory rate	$(141,117)	$(71,779)
Valuation allowance	141,117	71,779
Net deferred tax asset	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $4.5 million that may be offset against future taxable income through 2031. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 11. SUBSEQUENT EVENTS

On January 14, 2015, we entered into an Amended and Restated Cooperation and Consulting Services Agreement (the “Agreement”) with Yunfeng Lu (the “Consultant”), which amends and restates that certain Cooperation Agreement dated as of December 7, 2014. We have engaged Yunfeng Lu to contribute his expertise and knowledge in the development and commercialization of high performance hybrid automobiles. The parties entered into the Agreement in consideration of $150,000 per annum and the mutual responsibilities and obligations described therein, as more fully described in the Current Report on Form 8-K filed on January 15, 2015.

On January 21, 2015, we entered into a Director Agreement with each member of the Board of Directors in consideration of $20,000 per annum, as more fully described in the Current Report on Form 8-K filed on January 26, 2015.

On February 25, 2015, we entered into a Consulting Services Agreement with Hybrid Kinetic (Lianyungang) New Energy Limited, Inc., a related party company organized under the laws of the People’s Republic of China. We were engaged to perform certain consulting services related to the production of graphene in exchange for a quarterly royalty fee equal to 7% of the Investor’s net sales revenue, as more fully described in the Current Report on Form 8-K filed on February 27, 2015.

On February 25, 2015, we entered into an Investment Agreement with Lianyungang Hybrid Kinetic  New Energy Limited, Inc. (“Investor”), for gross proceeds equal to an aggregate of $10,000,000 (the “Purchase Price”) in exchange for the issuance of 537,418,480 shares of the Company’s common stock, par value of $0.001 per share, at a per share price of $0.0186, as more fully described in the Current Report on Form 8-K filed on February 27, 2015.  The Purchase Price consists of a cash payment of $6,000,000 to be paid at the closing and the cancellation of a promissory note in the amount of $4,000,000 payable to the Investor by the Company. The Company expects the transactions contemplated by the Investment Agreement to close on or around May 24, 2015.