Form 10-K/A
period 2014-12-31
ANGSTRON HOLDINGS Corp
filed 2015-04-07
CIK 1380412

UNITED STATES

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

As of April 7, 2015, there were 1,277,039 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

All references in this Form 10-K/A to “Angstron Holdings Corporation,” the “Company,” “we,” “us” or “our” are to Angstron Holdings Corporation.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on April 3, 2015 (the “Original Filing”). This Amendment is being filed with the SEC to furnish certain dates that were inadvertently omitted in the Original Filing.

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

Holders

As of April 6, 2015, we had 1,277,039 shares of our Common Stock issued and outstanding held by 24 shareholders of record.

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

Attestation Report of Our Registered Public Accounting Firm

This Annual Report on Form 10-K/A (“Annual Report”) does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are a non-accelerated filer; therefore, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that the following person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years, related to a system error in submission of the required Form ID application:

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by our Named Executive Officers at December 31, 2014.

	Option awards
Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Jianguo Xu, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary	0	0	0	-	-

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of April 6, 2015 by:

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

 *Less than 1%.

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 6, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentage based upon 1,277,039 shares of common stock outstanding as of April 6, 2015.

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

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	-
Equity compensation plans not approved by security holders	0	-	-
Total	0	-	-

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of Angstron Holdings Corporation are listed on the Index to Financial Statements on this annual report on Form 10-K/A beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K/A:

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

ANGSTRON HOLDINGS CORPORATION

Dated: April 7, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer

Dated: April 7, 2015	By:	/s/ Chunhua Huang
Chunhua Huang
Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jianguo Xu	President and Chief Executive Officer	April 7, 2015
Jianguo Xu

/s/ Chunhua Huang	Chief Financial Officer, Treasurer and	April 7, 2015
Chunhua Huang	Secretary

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Angstron Holdings Corporation:

We  have  audited  the  accompanying  balance  sheets  of  Angstron  Holdings  Corporation (the “Company”)  as of December 31, 2014 and 2013, and the related statement of operations, changes in stockholders’  deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angstron Holdings Corporation as of December 31, 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

April 7, 2015

Angstron Holdings Corporation
Balance Sheets

	As of December 31, 2014	As of December 31, 2013

ASSETS
Current assets
Cash	$2,929,764	$1,789,961
Due from AMI	-	65,935
Total current assets	2,929,764	1,855,896

Non-current assets
Note receivable - Related Party	-	1,932,115

Total non-current assets	-	1,932,115

Total assets	$2,929,764	$3,788,011

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	-	2,864
Accounts payable	-	2,555
Due to related party	143,136	81,162
Accrued expenses	100,416	23,664
Related Party Loan payable - ACI	4,000,000	4,000,000

Total liabilities	$4,243,552	$4,110,245

Shareholders' deficit

Preferred stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued, 3,683 designated Series B Convertible shares issued, and outstanding as of December 31, 2014 and December 31, 2013	5	1
Additional paid in capital - prefer stock	466,662	129,999
Common stock, par value $.001; 5,000,000,000 shares authorized, 1,277,039 shares issued and outstanding as of December 31, 2014 and December 31, 2013	1,277	1,277
Additional paid in capital - common stock	4,087,401	4,087,401
Accumulated deficit	(5,869,134)	(4,540,912)

Total stockholders' deficit	(1,313,789)	(322,234)

Total liabilities and stockholders' deficit	$2,929,764	$3,788,011

The accompanying notes are an integral part of these financial statements

Angstron Holdings Corporation
Statement of Operations

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Operating Costs
Research and development expenses	75,000	-
General and administrative expenses	$1,171,105	$327,688

Total operating expenses	(1,246,105)	(327,688)

Other income (Expense)
Interest income	31,617	-
Interest expense	(80,002)	(25,105)
Forgiveness of related party payable	(33,732)	-

Total other income (expense)	(82,117)	(25,105)

Net loss	$(1,328,222)	$(352,793)

Loss per share	$(1.08)	$(0.29)

Weighted-average number of common shares outstanding: basic and diluted	1,227,039	1,227,039

The accompanying notes are an integral part of these financial statements

Angstron Holdings Corporation
Statement of Changes in Stockholder's Deficit
			Common Stock
	Preferred Stock	Preferred Stock Amount		Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, December 31, 2012	-	$-	702,983	$703	$3,657,437	$(4,188,119)	$(529,979)
Debt conversion to Stock on March 8, 2013	-	-	574,056	574	429,964	-	430,538
Prefer stock was issued in March 8, 2013	1,300	1	-	-	129,999	-	130,000
Net Loss, 2013	-	-	-	-	-	(352,793)	(352,793)
Balance, December 31, 2013	1,300	1	1,277,039	1,277	4,217,400	(4,540,912)	(322,234)
Prefer stock was issued on December 19, 2014	3,683	4	-	-	336,663	-	336,667
Net loss, 2014	-	-	-	-	-	(1,328,222)	(1,328,222)
Balance, December 31, 2014	4,983	$5	1,277,039	$1,277	$4,554,063	$(5,869,134)	$(1,313,789)

The accompanying notes are an integral part of these financial statements

Angstron Holdings Corporation
Statements of Cash Flows

	For year ended December 31, 2014	For year ended December 31, 2013

Operating activities
Net loss	$(1,328,222)	$(74,535)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on notes receivable - related party	(31,617)	-
Loss on forgiveness of related party payable	33,732	-
Accounts payable and accrued expenses	74,197	(67,486)
Accounts payable to ACI - related party	61,974	-
Interest accrued on notes payable	-	7,056
Due from AMI	65,935	-
Net cash used in operating activities	(1,124,000)	(134,965)

Investing activities
Advances to related party - ACI	(3,000,000)	-
Proceeds from related party note receivable - ACI	4,930,000	-
Net cash provided by investing activities	1,930,000	-

Financing activities
Issuance of convertible preferred stock, net of offering costs	336,667	130,000
Loan from LYG - Related Party	-	4,000,000
Bank overdraft	(2,864)	-
Net cash provided by financing activities	333,803	4,130,000

Net Increase in Cash	1,139,803	3,995,035

Cash at Beginning of the Period	1,789,961	4,965
Cash at End of the Period	$2,929,764	$4,000,000

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash are with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of December 31, 2014 and December 31, 2013, the Company bank balances in these bank accounts exceeded the insured amount by $2,679,764 and $1,539,961, respectively. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of December 31, 2014 and 2013.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2014 and 2013.

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

At December 31, 2014, the Company had net operating loss carry forwards of approximately $4.5 million that may be offset against future taxable income through 2031. No tax benefit has been reported in the December 31, 2014 and 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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