Form 10-Q
period 2015-03-31
ANGSTRON HOLDINGS Corp
filed 2015-05-20
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

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

Yes  X   No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).

Yes  X   No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer	.
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No       .

As of May 20, 2015, the registrant had 1,277,039 shares of common stock, $0.001 par value per share, issued and outstanding.

ANGSTRON HOLDINGS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K/A for the fiscal year ended December 31, 2014 filed with the SEC on April 7, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Angstron Holdings Corporation

Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$2,586,774	$2,929,764
Total assets	2,586,774	2,929,764

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued Wages	8,023	-
Due to related party	144,431	143,136
Accrued expenses	120,416	100,416
Related Party Loan payable - ACI	4,000,000	4,000,000

Total liabilities	$4,272,870	$4,243,552

Shareholders' deficit

Preferred stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares; 3,683 designated Series B Convertible shares issued and outstanding as of March 31, 2015 and December 31, 2014	5	5
Additional paid in capital - prefer stock	466,662	466,662
Common stock, par value $.001; 5,000,000,000 shares authorized, 1,277,039 shares issued and outstanding as of March 31, 2015 and December 31, 2014	1,277	1,277
Additional paid in capital - common stock	4,087,401	4,087,401
Accumulated deficit	(6,241,441)	(5,870,133)

Total stockholders' deficit	(1,686,096)	(1,314,788)

Total liabilities and stockholders' deficit	$2,586,774	$2,928,764

The accompanying notes are an integral part of these condensed financial statements.

Angstron Holdings Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2015	2014

Operating Costs
General and administrative expenses	$352,308	$408,211

Total operating expenses	(352,308)	(408,211)

Other Income (Expense)
Interest income	-	11,555
Interest expense	(20,000)	-

Total other income (expense)	(20,000)	11,555

Net loss	$(372,308)	$(396,656)

Loss per share	$(0.30)	$(0.32)

Weighted-average number of common shares outstanding: basic and diluted	1,277,039	1,277,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

Angstron Holdings Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For three months ended March 31, 2015	For three months ended March 31, 2014
Operating activities
Net loss	$(372,308)	$(396,656)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	20,000	14,195
Accounts payable to ACI - related party	1,295	52,555
Interest accrued on notes payable	-	(11,555)
Due from AMI	-	55,141
Accrued Wages	8,023	-

Net cash used in operating activities	(342,990)	(286,320)

Investing activities
Advances to related party - ACI	-	(1,000,000)

Net cash used in investing activities	-	(1,000,000)

Financing activities
Bank overdraft	-	(2,864)

Net cash used in financing activities	-	(2,864)

Net decrease in Cash	(342,990)	(1,289,184)

Cash at beginning of the period	2,929,764	1,789,961
Cash at end of the period	$2,586,774	$500,777

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANGSTRON HOLDINGS CORPORATION

Notes to Condensed Financial Statements

March 31, 2015

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2015 and for the period then ended has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014 filed on April 7, 2015.

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

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of March 31, 2015 and December 31, 2014, the Company bank balances in these bank accounts exceeded the insured amount by $2,336,774 and $2,679,764, respectively. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of March 31, 2015.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2015 and December 31, 2014, carrying value of assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 since the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

NOTE 3. GOING CONCERN

During the period ended March 31, 2015, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $6,241,441 as of March 31, 2015.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Going forward, the Company’s plan is to acquire other assets or business operations that will maximize shareholder value. In 2015, the Company has pursued a potential merger with a company manufacture graphene products. This potential merger continues to be under management’s evaluation. The Company will announce the merger when and if a deal is struck.

NOTE 4. STOCK TRANSACTIONS

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

NOTE 5. DUE TO RELATED PARTY – ACI

During the three month period ended March 31, 2015, a related party of the Company, ACI, Inc. (“ACI”) has paid the Company’s operating expenses. The expenses paid by ACI during the period ended March 31, 2015 totaled $1,295. As of March 31, 2015, the balance of payables due to ACI totaled $144,431.

NOTE 6. RELATED PARTY LOAN PAYABLE

On September 30, 2013, Lianyungang Hybrid Kinetic New Energy Co., Ltd. (“LYG”), a related party made a loan in the amount of $4,000,000 to the Company. This is an unsecured, 2% interest bearing loan due on October 1, 2016. The Company intends to use the proceeds of the loan for the development of grapheme production technology.

On February 25, 2015, Angstron Holdings Corporation (the “Company”) entered into an Investment Agreement (the “Investment Agreement”) with Lianyungang Hybrid Kinetic New Energy Limited, Inc. (“Investor”), a related party for gross proceeds equal to an aggregate of $10,000,000 (the “Purchase Price”) in exchange for the issuance of 537,418,480 shares of the Company’s common stock, par value of $0.001 per share, at a per share price of $0.0186, as more fully described in the Current Report on Form 8-K filed on February 27, 2015.  The Purchase Price consists of a cash payment of $6,000,000 to be paid at the closing and cancellation of a promissory note in the amount of $4,000,000 to LYG by the Company. The transactions contemplated by the Investment Agreement have not been consummated.

Accordingly, as of March 31, 2015, the balance due to LYG is $4,000,000.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K/a for the fiscal year ended December 31, 2014, filed with the SEC.

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

Going Concern

During the three month period ended March 31, 2015, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit as of March 31, 2015 of $6,241,441. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2015 and 2014

We have generated no revenues to date.

We incurred general and administrative expenses of $352,307 and $408,211 for the three months ended March 31, 2015 and 2014, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended March 31, 2015 and 2014 was $372,307 and $396,656, respectively. The decrease in net loss from the 2014 to 2015 for the three month period is primarily attributable to the reduction in general and administrative expenses.

We have generated no revenues and have an accumulated deficit at March 31, 2015 of $6,241,441.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2015 was $2,586,774 as compared to $2,929,764 at December 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended March 31, 2015, or subsequent period through the date hereof.

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

ANGSTRON HOLDINGS CORPORATION

Date: May 20, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer and Treasurer
(principal executive officer and principal financial officer)