Form 10-Q
period 2015-06-30
HK GRAPHENE TECHNOLOGY CORP
filed 2015-08-19
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-52636

HK Graphene Technology Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5308449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 E. Colorado Blvd., Suite 888
Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

626-683-9120
(Registrant’s telephone number, including area code)

Angstron Holdings Corporation
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

As of August 19, 2015, the registrant had 1,277,039 shares of common stock, $0.001 par value per share, issued and outstanding.

HK GRAPHENE TECHNOLOGY CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I

FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 3, 2015, as amended on April 7, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HK Graphene Technology Corp.

(f.k.a. Angstron Holdings Corporation)

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
ASSETS
Current assets	(Unaudited)	(Audited)
Cash	$2,149,962	$2,929,764
Due from AMI	-	-
Total current assets	2,149,962	2,929,764
Non-current assets
Note receivable – related party	-	-
Total non-current assets	-	-
Total assets	$2,149,962	2,929,764
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Bank overdraft	$-	$-
Accounts payable	-	-
Accrued wage	8,023	-
Due to related party	144,815	143,136
Accrued expenses	140,416	100,416
Related party loan payable - ACI	4,000,000	4,000,000
Total liabilities	4,293,254	4,243,552
Stockholders' deficit
Preferred stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares; 3,683 designated Series B Convertible shares issued and outstanding as of June 30, 2015 and December 31, 2014	5	5
Additional paid in capital - preferred stock	466,662	466,662
Common stock, par value $.001; 6,000,000,000 shares authorized, 1,277,039 shares issued and outstanding as of June 30, 2015 and December 31, 2014	1,277	1,277
Additional paid in capital - common stock	4,087,401	4,087,401
Accumulated deficit	(6,698,637)	(5,869,134)
Total stockholders' deficit	(2,143,292)	(1,313,789)
Total liabilities and stockholders' deficit	$2,149,962	$2,929,764

The accompanying notes are an integral part of these condensed financial statements.

HK Graphene Technology Corp.

(f.k.a. Angstron Holdings Corporation)

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Operating Expenses
Research and development expenses	$-	$-	$-	$-
General and administrative expenses	437,195	258,400	789,503	149,812
Total operating expenses	(437,195)	(258,400)	(789,503)	(149,812)

Other income (expense)
Interest income	-	7,403	-	18,958
Interest expense	(20,000)	(20,001)	(40,000)	(20,001)
Forgiveness of related party payable	-	(21,073)	-	(21,073)

Total other income (expense)	(20,000)	(33,671)	(40,000)	(22,116)

Net loss	$(457,195)	$(224,729)	$(829,503)	$(171,928)

Net loss per share of common stock:
Basic	$(0.37)	$(0.18)	$(0.68)	$(0.14)

Weighted average number of shares outstanding	1,227,039	1,227,039	1,227,039	1,227,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

HK Graphene Technology Corp.

(f.k.a. Angstron Holdings Corporation)

Condensed Statements of Cash Flows

(Unaudited)

	For six months ended June 30, 2015	For six months ended June 30, 2014
Operating activities
Net loss	$(829,503)	$(171,928)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on notes receivable-related party	-	(18,958)
Loss on forgiveness	-	21,073
Accounts payable and accrued expenses	40,000	34,197
Accounts payable to ACI - related party	1,679	58,770
Interest accrued on notes payable	-	-
Due from AMI	-	(584,593)
Accrued wages	8,023	-

Net cash used in operating activities	(779,801)	(661,439)

Investing activities
Advances to related party - ACI	-	(1,000,000)
Proceeds from note receivable - ACI	-	2,930,000

Net cash used in investing activities	-	1,930,000

Financing activities
Issuance of convertible preferred stock, net of offering costs	-	-
Loan from LYG – related party	-	-
Bank overdraft	-	5,519

Net cash used in financing activities	-	5,519

Net decrease in cash	(779,801)	(1,274,080)

Cash at beginning of the period	2,929,764	1,789,961
Cash at end of the period	$2,149,962	$3,064,041

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HK GRAPHENE TECHNOLOGY CORP.

(f.k.a. Angstron Holdings Corporation)
Notes to Condensed Financial Statements
June 30, 2015
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

HK Graphene Technology Corp., formerly known as Angstron Holdings Corporation (the “Company”), was incorporated on June 28, 2006 in the state of Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market, and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, in 2008, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, more specifically, in Peru. The Company later changed its name to Loreto Resources Corporation, subsequently to HK International Group Inc. and then to Angstron Holdings Corporation. On July 31, 2015 the Company changed its name to HK Graphene Technology Corporation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2015 and for the period then-ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on April 3, 2015, as amended on April 7, 2015.

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

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash are with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of June 30, 2015 and 2014, the Company bank balances in these bank accounts exceeded the insured amount by $1,899,962 and $2,814,041, respectively. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of June 30, 2015 and 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2015 and June 30, 2014, carrying value of assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE 3. GOING CONCERN

During the six month period ended June 30, 2015, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $6,698,637 as of June 30, 2015.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Going forward, the Company’s plan is to acquire other assets or business operations that will maximize stockholder value.

NOTE 4. STOCK TRANSACTIONS

Series B Preferred Stock Issuance

On December 7, 2014, the Company entered into a Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Yunfeng Lu (the “Series B Purchaser”), pursuant to which, among other items, on December 19, 2014 (the “Closing Date”), the Company sold to the Series B Purchaser, and the Series B Purchaser purchased from the Company, 3,683 shares of the Company’s Series B Preferred Stock, at the price of $91.41 per share, for an aggregate purchase price of $336,667. The shares may be converted at any time after one year of the original issue date.

NOTE 5. DUE TO RELATED PARTY – ACI

During the six month period ended June 30, 2015, a related party of the Company, ACI, Inc. (“ACI”) has paid the Company’s operating expenses. The expenses paid by ACI during the period ended June 30, 2015 totaled $1,679. As of June 30, 2015, the balance of payables due to ACI totaled $144,815.

NOTE 6. RELATED PARTY LOAN PAYABLE

On September 30, 2013, Lianyungang Hybrid Kinetic New Energy Co., Ltd. (“LYG”), a related party, made a loan in the amount of $4,000,000 to the Company. This is an unsecured, 2% interest bearing loan due on October 1, 2016. The Company intends to use the proceeds of the loan for the development of grapheme production technology.

On February 25, 2015, the Company  entered into an Investment Agreement (the “Investment Agreement”) with Lianyungang Hybrid Kinetic New Energy Limited, Inc. (“Investor”), a related party, for gross proceeds equal to an aggregate of $10,000,000 (the “Purchase Price”) in exchange for the issuance of 537,418,480 shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.0186, as more fully described in the Current Report on Form 8-K filed on February 27, 2015. The Purchase Price consists of a cash payment of $6,000,000 to be paid at the closing and cancellation of a promissory note in the amount of $4,000,000 to LYG by the Company. The transactions contemplated by the Investment Agreement have not been consummated.

Accordingly, as of June 30, 2015, the balance due to LYG is $4,000,000.

NOTE 7. SUBSEQUENT EVENT

On July 31, 2015, the Company changed its name to HK Graphene Technology Corporation (the “Name Change”). The Name Change was made pursuant to Section 92A.180 of the Nevada Revised Statutes by merging a majority-owned subsidiary of the Company with and into the Company. The Company is the surviving corporation and, in connection with the merger, Article One of the Company’s Articles of Incorporation was amended to change the Company’s corporate name to HK Graphene Technology Corporation, pursuant to Articles of Merger filed with the Secretary of State of the State of Nevada. The Company’s common stock is now traded on OTC Pink under the ticker symbol “HKGT”.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words "believe," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should," or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties including those related to changes in economic conditions, new business opportunities and general financial and business conditions, actual results may differ materially from those expressed or implied by the forward-looking statements.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K/a for the fiscal year ended December 31, 2014, filed with the SEC.

Unless the context otherwise requires, the terms "the Company," "we," "us" and "our" refer to HK Graphene Technology Corp.

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

On March 8, 2013, we entered into Promissory Note Conversion Agreements (the "Conversion Agreements") with the holders of all of our outstanding convertible promissory notes (collectively, the "Notes"), pursuant to which, among other things, an aggregate of $430,538 of principal and accrued and unpaid interest due under the Notes, representing all of our outstanding indebtedness for money borrowed at March 8, 2013, was converted into a total of 57,405,074 shares (pre-Reverse Stock Split, as described below) of our common stock, $0.001 par value per share ("Common Stock"), at a conversion rate of $0.0075 per share.

In addition, on March 8, 2013, holders of 72,123,396 shares (pre-Reverse Stock Split, as described below) of our Common Stock, (representing approximately 56.5% of our common equity at that time), consented to a proposed 1:100 reverse split of our Common Stock (the "Reverse Stock Split"), as previously authorized by our board of directors ("Board"). Following FINRA's approval, the Reverse Stock Split became effective in the marketplace as of April 16, 2013 (the "Effective Date"). As a result, we now have 1,277,039 shares of Common Stock issued and outstanding.

On March 11, 2013, we sold 1,300 shares of our Series A convertible preferred stock, $0.001 par value per share ("Series A Preferred Stock"), to Commonwealth Investments, LLC, a California limited liability company ("Commonwealth"). These shares of Series A Preferred Stock are convertible into an aggregate of 127,703,396 shares (post-Reverse Stock Split) of our Common Stock, representing approximately 99.0% of our common equity on an as-converted basis. Commonwealth has advised us that it plans to appoint new members to our Board in the near future, and to make other changes to our management and operations.

On March 22, 2013, we changed our name to HK International Group, Inc., and increased our number of authorized shares from 310,000,000 shares consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of -blank check" preferred stock, par value $0.001 per share ("Preferred Stock"), 1,300 shares of which have been designated as Series A Preferred Stock, to 3,000,000,000 shares, consisting of (i) 2,000,000,000 shares of Common Stock, and (ii) 1,000,000,000 shares of Preferred Stock, 1,300 shares of which have previously been designated as Series A Preferred Stock. Following FINRA's approval, the name change became effective in the market on the Effective Date. Our trading symbol changed from "LRTC" to "HKIG" on May 13, 2013, which was twenty (20) business days from the Effective Date.

On June 21, 2013, we changed our name to Hygeialand Biomedical Corporation. Following FINRA's approval, on July 11, 2013, the name change, and the change of our trading symbol to "HBMC," became effective in the market.

In connection with the change of our business focus (described above), we split off (the -Split-Off") our wholly-owned Peruvian subsidiary, Loreto Resources Peru S.R.L. Compania Minera (the "Subsidiary"), which is in the process of being dissolved, to Luis F. Saenz, our former sole officer and director. We entered into a Spilt-Off Agreement (the "Split-Off Agreement") with Mr. Saenz (as discussed below) to effect the Split-Off, dated as of July 12, 2013 (the Split-Off Closing Date"), and the Split-Off has been completed.

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

On July 23, 2013, we changed our name to Angstron Holdings Corporation. Following FINRA's approval, on August 19, 2013, the name change, and the change of our trading symbol to "ANGP," became effective in the market.

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

On September 30, 2013, Lianyungang Hybrid Kinetic New Energy Co., Ltd. ("LYG") made a loan in the amount of $4,000,000 to the Company. This is an unsecured, 2% interest bearing loan due on October 1, 2016. The Company intends to use the proceeds of the loan for the development of grapheme production technology.

Effective July 31, 2015, we changed our name to HK Graphene Technology Corp. and changed our trading symbol to "HKGT".

Going forward, our plan is to acquire other assets or business operations that will maximize stockholder value. However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

Going Concern

During the six month period ended June 30, 2015, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit as of June 30, 2015 of $6,698,637. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

For the Six Months Ended June 30, 2015 and 2014

We have generated no revenues to date.

We incurred general and administrative expenses of $437,195 and $258,400 for the six months ended June 30, 2015 and 2014, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the six months ended June 30, 2015 and 2014 was $457,195 and $224,727, respectively. The decrease in net loss from the 2014 to 2015 for the six month period is primarily attributable to the reduction in general and administrative expenses.

We have generated no revenues and have an accumulated deficit at June 30, 2015 of $6,698,637.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2015 was $2,149,962 as compared to $2,929,764 at December 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the "Exchange Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our senior management, consisting of Jianguo Xu, our President and Chief Executive Officer (Principal Executive Officer), Chunhua Huang, our Treasurer and Chief Financial Officer (Principal Accounting Officer), and Shuning Luo, our Secretary, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2014; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

•

We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an "audit committee financial expert," as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management's view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12h-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the six month period ended June 30, 2015, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit	SEC Report
No.	Reference Number	Description
31.1*		Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2*		Certification of Principal Accounting Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1*		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2*		Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*		XBRL Instance Document***
101.SCH*		XBRL Taxonomy Extension Schema Document***
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document***
10I.DEF*		XBRL Taxonomy Extension Definition Linkbase Document***
10I.LAB*		XBRL Taxonomy Extension Label Linkbase Document***
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document***

* Filed herewith.

** This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*** Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HK GRAPHENE TECHNOLOGY CORP

Date: August 19, 2015

By: /s/ Jianguo Xu

Jianguo Xu

President and Chief Executive Officer

(Principal Executive Officer)