Form 10-K/A
period 2014-12-31
HK GRAPHENE TECHNOLOGY CORP
filed 2015-11-03
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: December 31, 2014

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number: 000-1380412

HK Graphene Technology Corporation
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 2 (this “Amendment”) on Form 10-K/A further amends the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on April 3, 2015, as amended on April 7, 2015 (the “Form 10-K”). This Amendment No. 2 is being filed with the SEC to furnish a revised report of Anton & Chia, LLP, the Company’s former Independent Registered Public Accounting Firm. All other information disclosed in the Original Filing remains the same.

This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. All references to “Angstron Holdings Corporation,” are to HK Graphene Technology Corporation.

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

HK GRAPHENE TECHNOLOGY CORPORATION

Dated: November 3, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer

Dated: November 3, 2015	By:	/s/ Chunhua Huang
Chunhua Huang
Chief Financial Officer, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jianguo Xu	President and Chief Executive Officer	November 3, 2015
Jianguo Xu

/s/ Chunhua Huang	Chief Financial Officer, Treasurer and	November 3, 2015
Chunhua Huang	Secretary

/s/ Yung Yeung	Chairman of the Board and Director	November 3, 2015
Yung Yeung

/s/ Yunfeng Yu	Executive Director, Vice Chairman of the Board	November 3, 2015
Yunfeng Yu

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angstron Holdings Corporation as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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