Form 10-Q
period 2015-09-30
HK GRAPHENE TECHNOLOGY CORP
filed 2015-11-16
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, the registrant had 1,277,039 shares of common stock, $0.001 par value per share, issued and outstanding.

HK GRAPHENE TECHNOLOGY CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

HK Graphene Technology Corp.

(f.k.a. Angstron Holdings Corporation)

Condensed Balance Sheets

	As of September 30, 2015	As of December 31, 2014
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$1,355,926	$2,929,764
Due from AMI	-	-
Total current assets	1,355,926	2,929,764

Non-current assets
Note receivable – related party	-	-
Total non-current assets	-	-
Total assets	$1,355,926	2,929,764

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Bank overdraft	$-	$-
Accounts payable	-	-
Accrued wage	10,902	-
Due to related party	144,199	143,136
Accrued expenses	160,416	100,416
Related party loan payable - LYG	4,000,000	4,000,000
Total liabilities	4,316,517	4,243,552

Stockholders' deficit
Preferred stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued; 3,683 designated Series B Convertible shares issued and outstanding as of September 30, 2015 and December 31, 2014	5	5
Additional paid in capital - preferred stock	466,662	466,662
Common stock, par value $.001; 6,000,000,000 shares authorized, 1,277,039 shares issued and outstanding as of September 30, 2015 and December 31, 2014	1,277	1,277
Additional paid in capital - common stock	4,087,401	4,087,401
Accumulated deficit	(7,515,936)	(5,869,134)
Total stockholders' deficit	(2,560,591)	(1,313,789)
Total liabilities and stockholders' deficit	$1,355,926	$2,929,764

The accompanying notes are an integral part of these condensed financial statements.

HK Graphene Technology Corp.

(f.k.a. Angstron Holdings Corporation)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Operating Expenses
Research and development expenses	$75,000	$-	$75,000	$-
General and administrative expenses	722,299	62,431	1,511,802	192,242
Total operating expenses	(797,299)	(62,431)	(1,586,802)	(192,242)

Other income (expense)
Interest income	-	4,417	-	23,375
Interest expense	(20,000)	(20,000)	(60,000)	(60,002)
Forgiveness of related party payable	-	-	-	(21,073)

Total other income (expense)	(20,000)	(15,583)	(60,000)	(57,700)

Net loss	$(817,299)	$(78,015)	$(1,646,802)	$(249,942)

Loss per share	$(0.67)	$(0.06)	$(1.34	$(0.20)

Weighted average number of shares outstanding: basic and diluted	1,227,039	1,227,039	1,227,039	1,227,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

HK Graphene Technology Corp.

(f.k.a. Angstron Holdings Corporation)

Condensed Statements of Cash Flows

(Unaudited)

	For nine months ended September 30, 2015	For nine months ended September 30, 2014
Operating activities
Net loss	$(1,646,802)	$(249,942)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on notes receivable-related party	-	(23,375)
Loss on forgiveness	-	21,073
Accounts payable and accrued expenses	60,000	54,197
Accounts payable to ACI - related party	2,063	59,520
Interest accrued on notes payable	-	-
Due from AMI	-	(578,700)
Accrued wages	10,902	-

Net cash used in operating activities	(1,573,837)	(717,227)

Investing activities
Advances to related party - ACI	-	(2,000,000)
Proceeds from note receivable - ACI	-	2,930,000

Net cash used in investing activities	-	930,000

Financing activities
Issuance of convertible preferred stock, net of offering costs	-	-
Loan from LYG – related party	-	-
Bank overdraft	-	(374)

Net cash used in financing activities	-	(374)

Net decrease in cash	(1,573,837)	212,399

Cash at beginning of the period	2,929,764	1,789,961
Cash at end of the period	$1,355,926	$2,002,360

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HK GRAPHENE TECHNOLOGY CORP.

(f.k.a. Angstron Holdings Corporation)
Notes to Condensed Financial Statements
September 30, 2015
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2015 and for the period then-ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 3, 2015, as amended on April 7, 2015.

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

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash are with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of September 30, 2015 and 2014, the Company bank balances in these bank accounts exceeded the insured amount by $1,105,926 and $1,752,360, respectively. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of September 30, 2015 and 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2015 and September 30, 2014, carrying value of assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE 3. GOING CONCERN

During the nine month period ended September 30, 2015, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $7,515,936 as of September 30, 2015.

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

NOTE 5. DUE TO RELATED PARTY – ACI

During the nine month period ended September 30, 2015, a related party of the Company, ACI, Inc. (“ACI”) has paid the Company’s medical insurance expenses. The expenses paid by ACI during the period ended September 30, 2015 totaled $2,063. As of September 30, 2015, the balance of payables due to ACI totaled $145,199.

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

Accordingly, as of September 30, 2015, the balance due to LYG is $4,000,000.

NOTE 7. SUBSEQUENT EVENT

Effective as of October 1, 2015, in accordance with the Securities Purchase Agreement (the “Purchase Agreement”), dated as of October 1, 2015, between Yunfeng Lu and American Compass, Inc., a California corporation (the “Purchaser”), Yunfeng Lu will sell to the Purchaser Three Thousand Six Hundred Eighty-Three (3,683) shares (the “Shares”) of the Company’s Series B Convertible Preferred Stock (the “Transaction”) for an aggregate purchase price of Three Hundred Thirty-six Thousand Six Hundred and Sixty-seven United States Dollars ($336,667).

These financial statements were approved by management and available for issuance on November 13, 2015. Subsequent events have been evaluated through this date.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 3, 2015, as amended on April 7, 2015.

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

In connection with the change of our business focus (described above), we split off (the -Split-Off") our wholly-owned Peruvian subsidiary, Loreto Resources Peru S.R.L. Compania Minera (the "Subsidiary"), which is in the process of being dissolved, to Luis F. Saenz, our former sole officer and director. We entered into a Split-Off Agreement (the "Split-Off Agreement") with Mr. Saenz (as discussed below) to effect the Split-Off, dated as of July 12, 2013 (the Split-Off Closing Date"), and the Split-Off has been completed.

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

Effective September 28, 2015, we elected to terminate that certain Cooperation Agreement, dated as of December 7, 2014, by and between the Company and Yunfeng Lu, pursuant to which Mr. Lu assisted the Company in the development of certain know-how and technology related to the production and manufacturing of nanographene and battery materials, and also assisted with certain patents. There were no material early termination penalties incurred by the Company in connection with this termination.

Effective as of October 1, 2015, in accordance with the Securities Purchase Agreement (the “Purchase Agreement”), dated as of October 1, 2015, between Yunfeng Lu and American Compass, Inc., a California corporation (the “Purchaser”), Yunfeng Lu will sell to the Purchaser Three Thousand Six Hundred Eighty-Three (3,683) shares (the “Shares”) of the Company’s Series B Convertible Preferred Stock (the “Transaction”) for an aggregate purchase price of Three Hundred Thirty-six Thousand Six Hundred and Sixty-seven United States Dollars ($336,667).

Going forward, our plan is to acquire other assets or business operations that will maximize stockholder value. However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

Going Concern

During the nine month period ended September 30, 2015, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt financing from certain of our existing stockholders. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit as of September 30, 2015 of $7,515,936. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2015 and 2014

We have generated no revenues to date.

We incurred general and administrative expenses of $1,511,802 and $192,242 for the nine months ended September 30, 2015 and 2014, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. We incurred research and development expenses of $75,000 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Our net loss for the nine months ended September 30, 2015 and 2014 was $1,646,802 and $249,942, respectively. The increase in net loss from the 2014 to 2015 for the nine month period is primarily attributable to the increase in general and administrative expenses.

For the Three Months Ended September 30, 2015 and 2014

We have generated no revenues to date.

We incurred general and administrative expenses of $722,299 and $62,431 for the three months ended September 30, 2015 and 2014, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. We incurred research and development expenses of $75,000 and $0 for the three months ended September 30, 2015 and 2014, respectively.

Our net loss for the three months ended September 30, 2015 and 2014 was $817,299 and $78,015, respectively. The increase in net loss from the 2014 to 2015 for the three month period is primarily attributable to the increase in general and administrative expenses.

We have generated no revenues and have an accumulated deficit at September 30, 2015 of $7,515,936.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2015 was $1,355,926 as compared to $2,929,764 at December 31, 2014.

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

Effective as of October 1, 2015, in accordance with the Purchase Agreement, Yunfeng Lu will sell to the Purchaser Three Thousand Six Hundred Eighty-Three (3,683) shares (the “Shares”) of the Company’s Series B Convertible Preferred Stock (the “Transaction”) for an aggregate purchase price of Three Hundred Thirty-six Thousand Six Hundred and Sixty-seven United States Dollars ($336,667). The Transaction is scheduled to close on or before October 31, 2015 (the “Closing”).  Effective as of the closing, the Purchaser will be the beneficial owner of approximately 99.9% of the Company’s issued and outstanding capital stock on a fully-diluted as-converted basis.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2015; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the nine month period ended September 30, 2015, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit	SEC Report
No.	Reference Number	Description
10.1		Termination Agreement, effective as of October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2015)
10.2		Securities Purchase Agreement, effective as of October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 1, 2015)
31.1*		Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2*		Certification of Principal Accounting Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1*		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2*		Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*		XBRL Instance Document***
101.SCH*		XBRL Taxonomy Extension Schema Document***
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document***
10I.DEF*		XBRL Taxonomy Extension Definition Linkbase Document***
10I.LAB*		XBRL Taxonomy Extension Label Linkbase Document***
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document***

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

Date: November 16, 2015

By:  /s/ Jianguo Xu

Jianguo Xu

President and Chief Executive Officer

(Principal Executive Officer)