Form 10-K
period 2015-12-31
HK GRAPHENE TECHNOLOGY CORP
filed 2016-04-14
CIK 1380412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: December 31, 2015

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

As of April 11, 2016, there were 538,695,519 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

All references in this Form 10-K to “HK Graphene Technology Corporation,” the “Company,” “we,” “us” or “our” are to HK Graphene Technology Corporation.

PART I

ITEM 1.

BUSINESS

History and Overview

We were incorporated in the State of Nevada on June 28, 2006 under the name Loreto Corporation. The Company was formed to design, print, market and sell greeting cards, wrapping paper, stationery products and collectibles in retail locations throughout Mexico. Between 2006 and 2013 the Company underwent name changes and ultimately redirected its primary business focus to seek quality assets and investment opportunities.

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

On March 22, 2013, we changed our name to HK International Group, Inc., and increased our number of authorized shares of capital stock to 3,000,000,000 shares, consisting of (i) 2,000,000,000 shares of Common Stock, and (ii) 1,000,000,000 shares of Preferred Stock, 1,300 shares of which have previously been designated as Series A Preferred Stock.

In April 2013, the Company effectuated a reverse split of the Company’s common stock on the basis of one share for each 100 shares issued and outstanding.

On June 21, 2013, we changed our name to Hygeialand Biomedical Corporation.  Following FINRA’s approval, on July 11, 2013, the name change, and the change of our trading symbol to “HBMC,” became effective in the market.

On July 12, 2013, in connection with the change of our business focus (described above), we split off our wholly-owned Peruvian subsidiary, Loreto Resources Peru S.R.L. Compania Minera (the “Subsidiary”) to Luis F. Saenz, our former sole officer and director (the “Split-Off”). In connection with the Split-Off, (1) we contributed, assigned, conveyed and transferred all of our assets and property and all of our debts, adverse claims, liabilities, judgments and obligations relating to the Subsidiary, whether accrued, contingent or otherwise and whether known or unknown, to Mr. Saenz; (2) we transferred all of the outstanding capital stock of the Subsidiary to Mr. Saenz; (3) Mr. Saenz agreed to indemnify us and our officers and directors against any third party claims relating to the Subsidiary; and (4) the Subsidiary and Mr. Saenz released us and our present and former officers, directors, stockholders, employees, agents, attorneys and representatives from any and all claims, actions, obligations, liabilities and the like, incurred or suffered by the Subsidiary or Mr. Saenz arising from, relating to or in any way connected with, any fact, event, transaction, action or omission that occurred or failed to occur on or prior to the Split-Off and related to the Subsidiary.

On July 23, 2013, we changed our name to Angstron Holdings Corporation.  Following FINRA’s approval, on August 19, 2013, the name change, and the change of our trading symbol to “ANGP,” became effective in the market.

On August 7, 2013, we increased our number of authorized shares of capital stock to 6,000,000,000 shares, consisting of (i) 5,000,000,000 shares of Common Stock, and (ii) 1,000,000,000 shares of Preferred Stock, 1,300 shares of which have previously been designated as Series A Preferred Stock.

On December 9, 2014, we closed a private placement offering, pursuant to which we sold 3,683 shares of our Series B Preferred Stock to Yunfeng Lu for an aggregate purchase price of $336,667.  The shares of Series B Preferred Stock are convertible into an aggregate of 358,278,987 shares of our Common Stock, at a rate $0.0000102796985970042 per share, beginning one year after the issuance of the Series B Preferred Stock.

On July 31, 2015, we changed our name to HK Graphene Technology Corporation.  The name change was made pursuant to Section 92A.180 of the Nevada Revised Statutes by merging a majority-owned subsidiary of the Company with and into the Company. The Company is the surviving corporation and, in connection with the merger, Article One of the Company’s Articles of Incorporation was amended to change the Company’s corporate name to HK Graphene Technology Corporation, pursuant to Articles of Merger filed with the Secretary of State of the State of Nevada. Following FINRA’s approval, the change of our trading symbol to “HKGT,” became effective in the market.

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

On September 28, 2015, Dr. Yunfeng Lu resigned as director of the Company.

Research and Development

Effective as of June 1, 2015, the Company entered into a Gift Agreement (the “Agreement”) with The Regents of the University of California (“Regents of the University”), acting through the offices of the Henry Samueli School of Engineering and Applied Science at the University of California, Los Angeles (“UCLA School of Engineering and Applied Science”), pursuant to which the Company agreed to pledge $3,500,000 over a seven (7) year period with the initial payment of $500,000 made on December 31, 2015, to the Regents of the University, in support of a research center at the UCLA School of Engineering and Applied Science.  In exchange for such payment, the University of California, Los Angeles has agreed to create the HK Graphene Technology Corporation Research Center, to be located at the UCLA School of Engineering and Applied Science.

Employees

As of the date of this report, we do not have any full time employees.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

On October 22, 2015, the Securities and Exchange Commission (the “SEC”) requested that we make arrangements with our auditors to revise the opinion paragraph of their audit report to also cover the Company’s balance sheet as of December 31, 2013 and the statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, consistent with the first paragraph of their audit report. The SEC asked that we further amend our Form 10-K to include the auditor’s revised report. On November 3, 2015, we filed an amendment to our 10-K to include the revised audit report from our auditors in response to the SEC letter, which we believe fulfilled the SEC’s request. We have not yet received a response from the SEC.

ITEM 2.

PROPERTIES

We have not owned or rented any properties during the last two fiscal years. As of the date of this filing, our executive offices are located at 800 East Colorado Boulevard, Suite 888, Pasadena, CA 91101 and cover an area of approximately 8,142 square feet.

ITEM 3.

LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on OTCPink under the symbol “HKGT”.

For the period from January 1, 2014 through December 31, 2015, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions. Although our Common Stock was approved for listing on the OTC Bulletin Board on May 2, 2007, there has been minimal trading to date:

Fiscal Year Ended December 31, 2015 Quarter Ended	High Bid	Low Bid
March 31, 2015	$0.00	$0.00

June 30, 2015	$0.00	$0.00

September 30, 2015	$0.00	$0.00

December 31, 2015	$0.00	$0.00

Fiscal Year Ended December 31, 2014 Quarter Ended	High Bid	Low Bid
March 31, 2014	$0.00	$0.00

June 30, 2014	$0.00	$0.00

September 30, 2014	$0.00	$0.00

December 31, 2014	$0.00	$0.00

Because our Common Stock is thinly traded, bid information on our Common Stock does not necessarily represent its fair market value.

Holders

As of April 11, 2016, we had 538,695,519 shares of our Common Stock issued and outstanding held by 25 shareholders of record.

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

Securities Authorized For Issuance Under Equity Compensation Plans

On July 3, 2008, our Board and stockholders adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which reserves a total of 16,000,000 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of December 31, 2015 we have not issued any shares and there are no outstanding grants under the 2008 Plan.

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2015:

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

Recent Sales of Unregistered Securities

On March 8, 2013, we entered into Promissory Note Conversion Agreements (the “Conversion Agreements”) with each of the holders of all of our outstanding convertible promissory notes as of the date thereof (collectively, the “Notes”), pursuant to which, among other things, an aggregate of $430,538 of principal and accrued and unpaid interest due under the Notes, representing all of our outstanding indebtedness for money borrowed on March 8, 2013, was converted into a total of 57,405,074 shares of our Common Stock, at a conversion rate of $0.0075 per share (the “Debt Conversion Transaction”). The securities were issued in a transaction that was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to accredited investors and we did not engage in any form of general solicitation or general advertising in making the offering.

The Company evaluated the Conversion Agreements under FASB ASC Topic 815 – 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred prior to the aforementioned Note conversions on March 8, 2013, and as per FASB ASC Topic 470 – 20, neither the derivative instrument nor the beneficial conversion feature need to be accounted for through the date of the promissory note conversions.

On March 11, 2013, we closed a private placement offering, pursuant to which we sold 1,300 shares of our Series A Preferred Stock to Commonwealth for an aggregate purchase price of $130,000. The shares of Series A Preferred Stock are convertible into an aggregate of 12,770,339,600 shares of our Common Stock, at a rate of $0.0000102826655692955 per share. The securities were issued in a transaction that was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to an accredited investor and we did not engage in any form of general solicitation or general advertising in making the offering.

On December 9, 2014, we closed a private placement offering, pursuant to which we sold 3,683 shares of our Series B Preferred Stock to Yunfeng Lu for an aggregate purchase price of $336,667.  The shares of Series B Preferred Stock are convertible into an aggregate of 358,278,987 shares of our Common Stock, at a rate $0.0000102796985970042 per share, beginning one year after the issuance of the Series B Preferred Stock. The securities were issued in a transaction that was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act inasmuch as the securities were offered and sold solely to an accredited investor and we did not engage in any form of general solicitation or general advertising in making the offering.

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

Results of Operations

Fiscal years Ended December 31, 2015 and 2014

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $1,547,243 and $1,246,105 for the years ended December 31, 2015 and 2014, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net losses for years ended December 31, 2015 and 2014 were $1,627,244 and $1,328,221, respectively.

Liquidity and Capital Resources

Our cash balance as of December 31, 2015 was $1,387,807.

On December 7, 2014, we sold 3,683 shares of our Series B Preferred Stock to Yunfeng Lu, for an aggregate purchase price of $336,667.  We used the net proceeds from the sale of the Series B Preferred Stock to pay outstanding obligations to advisors, service providers, research and vendors, and to pay any outstanding tax liabilities.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously reported the information required by this Item 9 in its Form 8-K filed on January 24, 2014, Form 8-K filed on February 3, 2014, Form 8-K filed on February 19, 2014, Form 8-K filed on March 5, 2014 and Form 8-K filed on June 11, 2015.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2015; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors as of December 31, 2015:

Name	Age	Title	Date First Appointed

Yung Yeung	58	Chairman of the Board and Director	December 19, 2014

Jianguo Xu	47	President, Chief Executive Officer and Director	July 15, 2013

Chunhua Huang	51	Chief Financial Officer, Treasurer	February 9, 2015

Shuning Luo	33	Secretary	February 9, 2015

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

Chunhua Huang – Dr. Huang was appointed Treasurer and Chief Financial Officer in February 2015 and has been serving as the Deputy Chairman of Hybrid Kinetic Group Limited since June 2010 and as Chief Investment Officer of Apollo Acquisition Corporation since May 2013. Dr. Huang is also the Vice-Chairman of Hybrid Kinetic Motors Corporation, a wholly-owned subsidiary of Hybrid Kinetic Group Limited, a position he has held since April 2009. Dr. Huang had been the Vice-Chairman of Hybrid Kinetic Group Limited between November 2002 and October 2007 and its Chief Financial Officer between August 2000 and September 2004. Dr. Huang has also been an independent non-executive director of China Rare Earth Holdings Ltd. since 2001. Dr. Huang was among the first generation China equity analysts with in-depth knowledge about China’s automotive and the transport infrastructure sectors, was a pioneering financier for China’s first wave of private companies going public in Hong Kong during 1999 and 2001, all of which makes him particularly well-suited to serve as a member of Company’s board of directors. Dr. Huang holds a Bachelor’s of Economics Degree from Wuhan University in China, and an MBA and Ph.D. in Marketing (focus on corporate strategy) from the University of Strathclyde in Scotland.

Shuning Luo – Mr. Luo was appointed Secretary on February 9, 2015 and has been serving as Secretary for Apollo Acquisition Corporation since May 2015. He holds a Bachelor’s Degree and a Master’s Degree from Tsinghua University, the PRC and a Master’s degree from the University of Southern California, in the United States.  Mr. Luo is currently a system analyst of Hybrid Kinetic Motors Corporation.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2015, and the representations made by the reporting persons to us, we believe that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years, each related to a system error in submission of the required Form ID applications as a result of the Merger:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Yungfeng Lu	2	2	Form 3 Form 4
American Compass, Inc.	2	2	Form 3

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2015 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2015; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2014; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2015 that received annual compensation during the fiscal year ended December 31, 2015 in excess of $100,000.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jianguo, Xu (1)	2015	-	-	-	-	-	-	-	-
(President and Chief Executive Officer)	2014	-	-	-	-	-	-	-	-

Chunhua Huang (2)	2015	-	-	-	-	-	-	-	-
(Treasurer and Chief Financial Officer)	2014	-	-	-	-	-	-	-	-

Shuning Luo (3)	2015	-	-	-	-	-	-	-	-
(Secretary)	2014	-	-	-	-	-	-	-	-

(1)

Jianguo Xu was appointed President, Chief Executive Officer and Treasurer of the Company on July 15, 2013. On February 9, 2015, Mr. Xu resigned as Treasurer.

(2)

Chunua Huang was appointed Treasurer and Chief Financial Officer of the Company on February 9, 2015.

(3)

Shuning Luo was appointed Secretary of the Company on February 9, 2015.

Employment Agreements and Arrangements

We do not have formal employment agreements with any members of management.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of stock options since inception to the date of this report.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our board of directors has not adopted a stock option plan. We have no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the board of directors or a committee appointed by the board of directors (the “Committee”). The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officer and director and may reserve up to 10% of our outstanding ordinary shares for that purpose.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees (if any) of the Board or for special assignments. During the fiscal year ended December 31, 2015 there were no arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of April 11, 2016 by:

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

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Jianguo Xu	Common Stock	0	*

Yung Yeung	Common Stock	0	*

All Officers and Directors As a Group (2 persons)	Common Stock	0	*

Hybrid Kinetic (Lianyungang) New Energy Limited	Common Stock	537,418,480 (3)	52.45%

Ford Cheer International Limited	Series B Preferred Stock (4)	3,683	34.97%%(3)

American Compass Inc.	Series A Preferred Stock (5)	1,300	12.46%(4)

 *Less than 1%.

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 11, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentage based upon 538,695,519 shares of common stock outstanding as of April 11, 2016.

(3)

Jianguo Xu is Chief Executive Officer of Hybrid Kinetic (Lianyungang) New Energy Limited and has voting and investment power over the shares beneficially owned by Hybrid Kinetic (Lianyungang) New Energy Limited.

(4)

Ford Cheer International Limited, a company organized under the laws of the British Virgin Islands, holds 3,683 shares of our Series B Preferred Stock, which are convertible into an aggregate of 358,278,987 shares of our Common Stock, representing approximately 73.53% of our common equity on an as-converted basis. Huang Hua is the Manager of Ford Cheer International Limited and has voting and investment power over the shares beneficially owned by Ford Cheer International Limited.

(5)

American Compass, Inc. holds 1,300 shares of our Series A Preferred Stock, which are convertible into an aggregate of 127,703,396 shares of our Common Stock, representing approximately 26.21% of our common equity on an as-converted basis. Jimmy Wang is the President and Chief Executive Officer of American Compass, Inc. and has voting and investment power over the shares beneficially owned by American Compass, Inc.

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

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2015:

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 7, 2014, we entered into a Cooperation Agreement with Yunfeng Lu, as amended by that certain Cooperation and Consulting Services Agreement dated January 14, 2015, whereby Mr. Lu, who, at the time of entering into the Cooperation Agreement, was the beneficial owner of 3,683 shares of our Series B Preferred Stock (which was convertible into an aggregate of 358,278,987 shares of our Common Stock, representing approximately 73.53% of the Company’s common equity on an as-converted basis) received consideration of $150,000 per annum to develop certain know-how, technology and/or patents related to the production and manufacturing of nanographene and battery materials for the Company, as more fully described in the Current Report on Form 8-K filed on January 15, 2015. As of October 1, 2015, the Cooperation Agreement was terminated and Mr. Lu sold one hundred percent (100%) of his shares in the Company.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2015 and 2014 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2015	Fiscal year ended December 31, 2014
Audit fees (1)	$30,250	$5,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$30,250	$5,500

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of HK Graphene Technology Corporation are listed on the Index to the Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 3, 2008 (1)
3.2	By-Laws of Registrant (2)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on March 22, 2013 (8)
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on June 21, 2013 (9)
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 23, 2013 (10)
3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on August 12, 2013 (11)
3.7	Articles of Merger as filed with the Nevada Secretary of State on July 13, 2015 (15)
4.1	Form of 2010 10% Convertible Promissory Note (3)
4.2	Form of 2011 10% Convertible Promissory Note (3)
4.3	Form of 2012 10% Convertible Promissory Note (6)
4.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on March 8, 2013 (7)
10.1	2008 Equity Incentive Plan (4)
10.2	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering (3)
10.3	Form of Subscription Agreement between the Registrant and each subscriber in the 2011 10% convertible notes private placement offering (3)
10.4	Form of Subscription Agreement between the Registrant and each subscriber in the 2012 10% convertible notes private placement offering (6)
10.5	Form of Promissory Note Conversion Agreement between the Company and each of the holders of the Company’s outstanding promissory notes (7)
10.6	Series A Preferred Stock Purchase Agreement between the Company and Commonwealth Investments, LLC, dated March 8, 2013 (7)
10.7	Splitoff Agreement, dated July 12, 2013 (12)
10.8	Promissory Note, dated November 26, 2014. (13)
10.9	Cooperation Agreement, dated December 7, 2014 (14)
10.10	Form of Securities Purchase Agreement, dated December 7, 2014 (14)
14.1	Code of Ethics (5)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Filed with the SEC on July 10, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)

Filed with the SEC on January 23, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-140148) on Form SB-2, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on April 12, 2011 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on April 14, 2009 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on March 31, 2008 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-KSB, which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on April 16, 2012 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(7)	Filed with the SEC on March 14, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the SEC on March 25, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the SEC on June 27, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the SEC on July 29, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the SEC on August 13, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(12)	Filed with the SEC on July 18, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(13)	Filed with the SEC on December 3, 2014 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(14)	Filed with the SEC on December 9, 2014 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(15)	Filed with the SEC on August 6, 2015 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

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

HK GRAPHENE TECHNOLOGY CORPORATION

Dated: April 14, 2016	By:	/s/ Jianguo Xu
Jianguo Xu
President, Chief Executive Officer

Dated: April 14, 2016	By:	/s/ Chunhua Huang
Chunhua Huang
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

*	President, Chief Executive Officer and Director
(Jianguo Xu)	(Principal Executive Officer)	April 14, 2016

*	Treasurer and Chief Financial Officer
(Chunhua Huang)	(Principal Financial and Accounting Officer)	April 14, 2016

*
(Shuning Luo)	Secretary	April 14, 2016

*
(Yung Yeung)	Chairman of the Board	April 14, 2016

* Jianguo Xu, by signing her name hereto, does hereby sign this report on behalf of the officers and directors of the Registrant above whose typed names appear, pursuant to powers of the attorney executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Jianguo Xu

       Jianguo Xu, Attorney-in-Fact

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

Dave Banerjee CPA, an Accountancy Corporati

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HK Graphene Technology Corporation

We have audited the balance sheet of HK Graphene Technology Corporation as of December 31, 2015, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of HK Graphene Technology Corporation as of December 31, 2014, were audited by other auditors whose report dated April 07, 2015, expressed an unqualified opinion on those statements, a copy of which is attached.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In planning and performing our audit of the financial statements of HK Graphene Technology Corporation as of and for the year ended December 31, 2015, in accordance with auditing standards generally accepted in the United States of America, we considered the Company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control.

A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis.

Our consideration of internal control was for the limited purpose described in the third paragraph and was not designed to identify all deficiencies in internal control that might be deficiencies, significant deficiencies, or material weaknesses. We did not identify any deficiencies in internal control that we consider to be material weaknesses, as defined above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about its ability to continue as a going concern.

Continued:

Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HK Graphene Technology Corporation as of December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dave Banerjee CPA, an Accountancy
Corporation.

Woodland Hills, CA
April 07, 2016

Member AICPA, PCAOB. 21860 Burbank Blvd, Ste 150 Woodland Hills, CA 91367. 818.657.0288 www.DaveBanerjee.com

ANTON & CHIA

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders' of
Angstron Holdings Corporation:

We have audited the accompanying balance sheets of Angstron Holdings Corporation (the "Company") as of December 31, 2014 and 2013, and the related statement of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angstron Holdings Corporation as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock, convertible preferred stock and advances from related parties. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
April 7, 2015

Legend:

A. This is a copy of a previously issued report.
B. The auditor has not reissued the report as of April 06, 2015

F-2

HK Graphene Technology Corporation

Balance Sheets

	As of December 31, 2015	As of December 31, 2014

ASSETS
Current assets
Cash	$1,387,807	$2,929,764
Due from AMI	-	-
Total current assets	1,387,807	2,929,764

Non-current assets
Note receivable - Related Party	-	-

Total non-current assets	-	-

Total assets	$1,387,807	$2,929,764

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$-	$-
Accounts payable	-	-
Due to related party	148,424	143,136
Accrued expenses	180,416	100,416
Loan payable	4,000,000	4,000,000

Total liabilities	4,328,840	4,243,552

Shareholders' deficit

Preferred stock, $.001 par value 1,000,000,000 shares authorized; 1,300 designated Series A Convertible shares; 1,300 designated Series A Convertible shares issued, 3,683 designated Series B Convertible shares issued, and outstanding as of December 31, 2015 and December 31, 2014	5	5
Additional paid in capital - prefer stock	466,662	466,662
Common stock, par value $.001; 5,000,000,000 shares authorized, 1,277,039 shares issued and outstanding as of December 31, 2015 and December 31, 2014	1,277	1,277
Additional paid in capital - common stock	4,087,401	4,087,401
Accumulated deficit	(7,496,378)	(5,869,134)

Total stockholders' deficit	(2,941,033)	(1,313,789)

Total liabilities and stockholders' deficit	$1,387,807	$2,929,764

The accompanying notes are an integral part of these financial statements

HK Graphene Technology Corporation

Statement of Operations

	Year ended	Year ended
	December 31, 2015	December 31, 2014

Operating Costs
Research and development expenses	$150,000	75,000
General and administrative expenses	1,397,243	$1,171,105

Total operating expenses	(1,547,243)	(1,246,105)

Other income (Expense)
Interest income	-	31,617
Interest expense	(80,000)	(80,002)
Forgiveness of related party payable	-	33,732

Total other income (expense)	(80,000)	(82,117)

(Net loss)	$(1,627,244)	(1,328,222)

Loss per share	$(1.33)	(1.08)

Weighted-average number of common shares outstanding: basic and diluted	1,227,039	$1,227,039

The accompanying notes are an integral part of these financial statements

HK Graphene Technology Corporation
Statement of Stockholder's Deficit
			Common Stock
	Preferred Stock	Preferred Stock Amount		Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, December 31, 2013	1,300	$1	1,277,039	$1,277	$4,217,400	$(4,540,912)	$(322,234)
Preferred stock was issued on December 19, 2014	3,683	4	-	-	336,663	-	336,667
Net Loss, 2014	-	-	-	-	-	(1,328,222)	(1,328,222)
Balance, December 31, 2014	4,983	5	1,277,039	1,277	4,554,063	(5,869,134)	(1,313,789)
Net loss, 2015	-	-	-	-	-	(1,627,244)	(1,627,244)
Balance, December 31, 2015	4,983	$5	1,277,039	$1,277	$4,554,063	$(7,496,378)	$(2,941,033)

The accompanying notes are an integral part of these financial statements

HK Graphene Technology Corporation

Statements of Cash Flows

	For year ended December 31, 2015	For year ended December 31, 2014
Operating activities
Net loss	$(1,627,244)	$(1,328,222)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on notes receivable - related party	-	(31,617)
Loss on forgiveness of related party payable	-	33,732
Accounts payable and accrued expenses	80,000	74,197
Accounts payable to ACI - related party	5,287	61,974
Interest accrued on notes payable	-	-
Due from AMI	-	65,935
Net cash used in operating activities	(1,541,956)	(1,124,000)

Investing activities
Advances to related party - ACI	-	(3,000,000)
Proceeds from related party note receivable - ACI	-	4,930,000
Net cash provided by financing activities	-	1,930,000

Financing activities
Issuance of convertible preferred stock, net of offering costs	-	336,667
Loan from LYG	-	-
Bank overdraft	-	(2,864)
Net cash (used in) provided by financing activities	-	333,803

Net Increase in Cash	(1,541,956)	1,139,803

Cash at Beginning of the Period	2,929,764	1,789,961
Cash at End of the Period	$1,387,807	$2,929,764

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

HK GRAPHENE TECHNOLOGY CORPORATION

Notes to Financial Statements

December 31, 2015

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

HK Graphene Technology Corp., formerly known as Angstron Holdings Corporation (the “Company”), was incorporated on June 28, 2006 in the state of Nevada under the name Loreto Corporation. The Company pursued its original business plan to create, market and sell greeting cards to wholesalers and retail customers in shopping malls in its own planned retail shops. However, in 2008, the Company decided to redirect its business focus and strategy toward identifying and pursuing business opportunities in the mining sector in South America, and specifically, in Peru. The Company later changed its name to Loreto Resources Corporation, and subsequently to HK International Group Inc., and subsequently to Angstron Holdings Corporation. On July 31, 2015 the Company changed its name to HK Graphene Technology Corporation. As of December 31, 2015, American Compass, Inc. owned 99.9% of the company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements as of December 31, 2015 and 2014 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash are with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of December 31, 2015 and December 31, 2014, the Company bank balances in these bank accounts exceeded the insured amount by $1,137,807 and $2,679,764, respectively. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of December 31, 2015 and 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2015 and December 31, 2014, carrying value of assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of June 28, 2006, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and Nevada as our “major” tax jurisdictions and generally, we remain subject to Internal Revenue Service examination of our 2007 through 2014 U.S. federal income tax returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2015 and 2014.

NOTE 3. GOING CONCERN

During the period ended December 31, 2015, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $7,496,378 as of December 31, 2015.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Going forward, the Company’s plan is to acquire other assets or business operations that will maximize shareholder value.

NOTE 4. STOCK TRANSACTIONS

Debt Conversion Transaction

On March 8, 2013, the Company entered into Promissory Note Conversion Agreements with each of the holders of the Company’s outstanding convertible promissory notes (the “Notes”), to convert an aggregate of $430,538 of principal and accrued but unpaid interest due under the Notes, representing all of the Company’s outstanding indebtedness for money borrowed at March 8, 2013, into a total of 57,405,074 shares (pre-Reverse Stock Split) of the Corporation’s common stock, $0.001 par value per share (“Common Stock”), at a conversion rate of $0.0075 per share.

Series A Preferred Stock Issuance

On March 8, 2013, the Company entered into a Series A Preferred Stock Purchase Agreement with Commonwealth Investments, LLC, a California limited liability company (the “Series A Purchaser”), pursuant to which, among other items, on March 11, 2013, the Company sold to the Series A Purchaser, and the Series A Purchaser purchased from the Company, 1,300 shares of the Company’s Series A Preferred Stock, at the price of $100 per share, for an aggregate purchase price of $130,000, with total offering costs of $37,500. The Series A Preferred Stock is convertible into an aggregate of 127,703,396 shares (post-Reverse Stock Split) of the Company’s Common Stock.

Series B Preferred Stock Issuance

On December 7, 2014, the Company entered into a Series B Preferred Stock Purchase Agreement with an accredited investor, Yunfeng Lu (the “Series B Purchaser”), pursuant to which, among other items, on December 19. 2014, the Company sold to the Series B Purchaser, and the Series B Purchaser purchased from the Company, 3,683 shares of the Company’s Series B Preferred Stock, at the price of $91.41 per share, for an aggregate purchase price of $336,667. The Series B Preferred Stock is convertible into Common Stock as of December 7, 2015.

On October 1, 2015, in accordance with the Purchase Agreement between Yunfeng Lu (the “Seller”), and American Compass Inc., a California corporation (the “Purchaser”), Seller sold to the Purchaser 3,683 shares of the Company’s Series B Convertible Preferred Stock (the “Transaction”) for an aggregate purchase price of $336,667.  As a result of the closing of the Transaction, the Purchaser became the beneficial owner of approximately 99.9% of the Company’s issued and outstanding capital stock on a fully-diluted as-converted basis.

Reverse Stock Split

Effective April 16, 2013, the Company’s board of directors approved a reverse split of the Company’s Common Stock on the basis of one share for each 100 shares issued and outstanding (the “Reverse Stock Split”). The total number of authorized shares was also increased from 310,000,000 shares, consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, 1,300 shares of which have been designated as Series A Preferred Stock, to 3,000,000,000 shares, consisting of 2,000,000,000 shares of Common Stock and 1,000,000,000 shares of preferred stock, 1,300 shares of which have previously been designated as Series A Preferred Stock.

All shares of Common Stock presented in these financial statements and accompany notes have been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 5. DUE TO RELATED PARTY

During the year ended December 31, 2014, the affiliate company, American Compass, Inc. (“ACI”) has paid the Company’s operating expenses, including legal fees, filing fees and auditing fees. The expenses paid by ACI during the period ended December 31, 2014 totaled $61,974. As of December 31, 2014, the balance of accounts payable to ACI totaled $143,136.

During the year ended December 31, 2015, ACI has continued to pay the Company’s operating expenses. The expenses paid by ACI during the period ended December 31, 2015 totaled $5,287. As of December 31, 2015, the balance due to ACI totaled $148,424.

NOTE 6. LOAN PAYABLE – RELATED PARTY

On September 30, 2013, Lianyungang Hybrid Kinetic New Energy Co., Ltd. (“LYG”), a related party, made a loan to the Company in the amount of $4,000,000. This is an unsecured, 2% interest bearing loan due on October 1, 2016. The Company intends to use the proceeds from the loan for the development of grapheme production technology.

On February 25, 2015, the Company entered into an Investment Agreement (the “Investment Agreement”) with Lianyungang Hybrid Kinetic New Energy Limited, Inc. (“LYG Inc.”), a related party, pursuant to which the Company agreed to (a) issue to LYG Inc. 537,418,480 shares of the Company’s Common Stock at a per share price of $0.0186 in exchange for $10,000,000, payable by (a) a cash payment of $6,000,000 and (b) the cancellation a certain promissory note issued by the Company to LYG Inc. with a principal amount of $4,000,000, as more fully described in the Current Report on Form 8-K filed on February 27, 2015. The transaction was consummated on April 6, 2016, on which date the Company issued to LYG Inc. 537,418,480 shares of Common Stock in exchange for a cash payment of $6,000,000 the cancellation of the $4,000,000 note. Immediately following the transaction, LYG Inc. owned 99.8% of the issued and outstanding Common Stock of the Company.

NOTE 7. LOANS TO RELATED PARTY

On December 11, 2013, the Company made a loan in the amount of $1,930,000 to ACI (related party) in the form of an unsecured promissory note (“2013 Note”), with an interest rate equal to 2%, payable upon request. As of May 31, 2014, the accrued interest on the 2013 Note totaled $16,641.95.

On February 24, 2014, the Company made an additional loan in the amount of $1,000,000 to ACI in the form of an unsecured promissory note (“February 2014 Note”), with an interest rate equal to 2%, payable upon request. As of May 31, 2014, the accrued interest on the February 2014 Note totaled $4,431.64.

As of April 11, 2014 the total balance of all loans made to ACI was $2,930,000. On May 16, 2014, ACI repaid the outstanding balances on the 2013 Note and February 2014 Note, resulting in a zero balance of all loans made to ACI as of such date.

On June 10, 2014, the Company entered into an agreement, forgiving a total of $21,073 in interest payments owed to the Company by ACI.

On August 8, 2014, the Company made a loan in the amount of $1,000,000 to ACI in the form of an unsecured promissory note (“August 2014 Note”), with an interest rate equal to 3%, payable on February 23, 2017.

On November 26, 2014, the Company made a loan in the amount of $1,000,000 to ACI in the form of an unsecured promissory note (“November 2014 Note”), with an interest rate equal to 3%, payable on November 25, 2017.

On December 18, 2014, ACI repaid the August 2014 Note and the November 2014 Note. Both promissory notes bear no interest so long as they are paid in full on or before their respective maturity dates. As result, the Company forgave a total of $12,659 in interest payments owed.

As of December 31, 2015, the total balance for all loans made to ACI was $0 and the accrued interest totaled $0.

NOTE 8. RESEARCH AND DEVELOPMENT

On November 3, 2014, the Company assumed all rights and duties under that certain Sponsored Research Agreement No. 20150727 entered into between Hybrid Kinetic Motors Corporation, a Delaware Corporation (“HKMC”), and The Regents of the University of California (the “University”), pursuant to which HKMC agreed to sponsor the development of advance energy storage devices for EV and REEV (the “Research”). The Research commenced on October 1, 2014 and will continue for a period of three (3) years through September 30, 2017. The cost to the Company for the University’s performance thereunder will be $150,000 per year, for a total of $450,000.

NOTE 9. CONTRIBUTION EXPENSES

Effective as of June 1, 2015, the Company entered into a Gift Agreement (the “Agreement”) with The Regents of the University of California (“Regents of the University”), acting through the offices of the Henry Samueli School of Engineering and Applied Science at the University of California, Los Angeles (“UCLA School of Engineering and Applied Science”), pursuant to which the Company agreed to pledge $3,500,000 over a seven (7) year period with the initial payment of $500,000 made on December 31, 2015, to the Regents of the University, in support of a research center at the UCLA School of Engineering and Applied Science.  In exchange for such payment, the University of California, Los Angeles has agreed to create the HK Graphene Technology Corporation Research Center, to be located at the UCLA School of Engineering and Applied Science.

Pursuant to substantially similar agreements, the Company contributed $10,000 to Rice University and $250,000 to John Hopkins University as of December 31, 2015.

NOTE 10. TAXES

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL carryover	$2,347,654	$1,816,365
Valuation allowance	(2,347,654)	(1,816,365)
Net deferred tax asset	$-	$-

The income tax provision is summarized as follows:

	2015	2014
Income tax benefit at statutory rate	$(531,289)	$(141,117)
Valuation allowance	531,289	141,117
Net deferred tax asset	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $5.9 million that may be offset against future taxable income through 2035. No tax benefit has been reported in the December 31, 2015 and 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 11. SUBSEQUENT EVENTS

On March 28, 2016, the parties to the Investment Agreement consummated the transactions contemplated thereunder, including the Company’s issuance of 537,418,480 shares of Common Stock to LYG Inc. in exchange for $10,000,000, of which (a) $6,000,000 was paid in cash, and (b) $4,000,000 was paid in the form of the cancellation of a promissory note. Immediately following the transaction, LYG Inc. owned 99.8% of the issued and outstanding Common Stock of the Company.

On December 22, 2015, American Compass, Inc., a California corporation (the “Seller”), and Ford Cheer International Limited, a company organized and existing under the laws of the British Virgin Islands (the “Purchaser”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Seller agreed to sell to the Purchaser and the Purchaser agreed to purchase from the Seller, 3,683 shares of the Company’s Series B Preferred Stock, for an aggregate purchase price of $336,667 (the “Transaction”). Upon the consummation of the Transaction on January 3, 2016, the Purchaser was the beneficial owner of approximately 73.5% of the Company’s issued and outstanding capital stock, on a fully-diluted basis, representing a change of control of the Company.

These financial statements were approved by management and available for issuance on April 7, 2016. Subsequent events have been evaluated through this date.